Form 10KSB40
period 2001-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2001-05-10
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2001

                        Advanced Technologies Group, LTD
                           (Formally SeventhCai, Inc.)
             (Exact name of registrant as specified in its charter)

    Nevada                         0-30987                     80-0987213
  (State of                      (Commission                 (I.R.S. Employer
Incorporation)                   File Number)             Identification Number)

                 40 Exchange Place 15th Floor New York, NY 10005
           (Address of Principal Executive Offices Including Zip Code)
        (Formerly 10245 East Via Linda, Suite 220, Scottsdale, AZ 85285)

                                 (212) 624 1940
                         (Registrant's Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.0001 par value
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                               [X] YES     [ ] NO

The registrant's revenues for its most recent fiscal year were $ 0

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of May 3, 2001 is 7,781,259. There is no public market for the registrant's securities.

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on July 11, 2000 (file No. 000-30987), is incorporated in Part III 13(a).
(2) An 8-K filed on January 22, 2001 disclosing the merger with Seventhcai, Inc., change of control, resignation of the sole Officer and Director, a change in registrant's certifying accountant and change of the registrant's name to Advanced Technologies Group, LTD.

Transitional Small Business Disclosure Format: [ ] Yes    [X] No

                                     INDEX

                                                                            Page
                                                                            ----
PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                             1
           BUSINESS DEVELOPMENT                                              1
           BUSINESS                                                          1
           PATENTS                                                           3

ITEM 2.  DESCRIPTION OF PROPERTY                                             3
ITEM 3.  LEGAL PROCEEDINGS                                                   3
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 3

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                               4
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                       4
ITEM 7.  FINANCIAL STATEMENTS                                               17
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL MATTERS                                 17

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                  18

ITEM 10. EXECUTIVE COMPENSATION                                             20

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     21
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     22
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                   22

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     The Company was originally incorporated under the name SeventhCai, Inc. in the state of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation. FX3000 became a wholly owned subsidiary of the Company. Apart from the operations of FX3000, the Company has no other business operations. There were no revenues during fiscal year-end January 31, 2001. However, revenues have commenced first quarter current fiscal year.

     Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

BUSINESS

     The Company is a software development company, specializing in financial applications, including a Java based online foreign exchange dealing system. The Company's mission is to become the leader in on-line foreign currency exchange trading services by offering a complete and technologically superior software platform that allows the retail-level foreign exchange clients access to 24-hour, commission-free foreign exchange dealing using Interbank liquidity and efficiencies.

     The Company has developed a state of the art, patent pending Internet-based software system for foreign currency exchange markets. Through the power of Internet communications and related Web technologies, the Company intends to exploit the rapidly developing demand for faster, cheaper and more efficient foreign currency exchange ("Forex") trade executions. Over $1.5 Trillion in currencies are traded every day. Most Forex trading is done at the wholesale level amongst brokers and major banks via private or vendor-supplied computer networks. The availability of Internet technologies is increasing the availability of lower-cost trading opportunities at the retail level for money managers, sophisticated high net worth traders, international corporations and small and medium size institutions. Individual investors are also being drawn to on-line Forex trading in increasing numbers, further increasing the pool of prospective trading participants. In accordance with the industry's research these trends are projected to increase the size of the retail-level Forex marketplace in the next five years, a market that is expected to generate over $25 Billion in transaction-related revenues by 2005.

     The Company's technology has been designed to serve as a gateway to those inside Interbank markets. Rather than acting as a broker amongst individual retail participants, and setting exorbitant spreads and trade fees for small numbers of these participants, the Company is able to provide a true market specialist function for thousands of retail market participants daily. This technology ensures that all trades are executed as soon as they are received at openly posted executable prices that closely match those of the foreign exchange Interbank market by aggregating the trades as they are received and, in turn, executing them in the Interbank markets. This allows individual traders and investors to receive the benefits of the massive liquidity and tight quote spreads available in the Interbank markets, and allows those markets in turn to service this retail sector without having to manage individual retail accounts. By concentrating on the tools necessary to provide this market access and using them to facilitate the highest trading volume and the lowest per-trade charges, management believes that the Company has positioned itself to become a leader in foreign exchange execution service for the retail sector.

     The Company initially developed its on-line trading environment (FX3K) to include real-time dealing quotes, charting, technical analysis tools and news all in one comprehensive product. FX3K fully integrates the client, dealer, back office and System Administrator functions. Product features include high-speed execution of client orders and the ability to monitor in real time margin availability, net exposure and P&L on all open positions. The Company has been marketing FX3K to demo-users since December 1999 and has a list of more than 2,500 active demo-users.

     Currently the Company is upgrading FX3K to enable the system to better fulfill its market mission. The resulting systems will now be termed the FX3000 Internet Platform (FIP). Current plans call for full-scale commercial operation of its upgraded FIP software platform to begin in the first half of fiscal 2001, which it has. Management currently expects to convert 3-5% of existing demo FX3K users into FIP clients. Additionally, the Company is formulating plans to rapidly expand the vision and technology of its operations towards a global marketing program to capture a large number of on-line Forex retail participants.

     To date, the Company entered into its first international licensing agreement with Son & Company, a leading Korean Forex trading firm. The Company has also entered into an agreement with Tamb International, Inc., a NY-based trading firm to license the Company's platform to Tamb for its use with their direct clients, as well as its Introducing Broker firms (IBs): Capital Trade International, Inc., US Futures & Options, LLC., Green Light, Inc. and Trans World Est. The parties have completed the installation process and are generating revenues for the Company as of the first quarter of 2001.

     FX3000 recently reached an agreement with an Internet-focused European bank for trade-clearing arrangements through direct software integration of both trading platforms. The integration project should take approximately one month to complete and would allow FX3000 and its client-dealing desks to continuously generate real-time dealing quotes and seamlessly clear customers' trades based live feed, essentially carrying no risk. These clearing arrangements would allow FX3000 and its client-dealing desks to, effectively, resell FX interbank liquidity to their corresponding customer base.

     The Company will send an annual report to its security holders, which shall contain an audited statement. The Company's security holders will be advised that the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding Companies that file electronically with the SEC at http://www.sec.gov.

PATENTS

     The Company has applied for a patent on an Internet-based software system for foreign currency exchange markets.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's office is located at 40 Exchange Place, 15th Fl., New York, NY 10005 and the telephone number is 212-624-1940.

     The Company utilizes space in the building where the operation of the Company is housed currently rent-free. The premises and contents are fully insured.

     At this time, the Company has no policy in terms of investment in real estate nor does it have any investment in real estate. The Company has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders other than the merger with SeventhCai, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is currently no public market for any of the Registrant's Securities. Although management expects that a market will develop for the Common Shares in the future, no assurance can be given that any trading market that develops will be sustained or that investors will be able to recoup their investment.

(b)  There are approximately 130 holders of the common equity of the Company.

(c) There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

     The Company was originally incorporated under the name SeventhCai, Inc. in the state of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation. FX3000 became a wholly owned subsidiary of the Company. Apart from the operations of FX3000, which did not generate revenues in fiscal year-end January 31 has commenced revenues this quarter, the Company has no other business operations. Consequently, the information presented herein relates solely to the business and operations of FX3000. In such discussions, references to the Company shall mean FX3000, Inc.

     The Company's mission is to be the leader in on-line foreign currency exchange trading services by offering a complete, technologically superior software platform that allows retail foreign exchange clients access to 24-hour, commission-free Forex dealing using Interbank liquidity and efficiencies.

     Historically, there has always been a clear distinction in trading opportunities and practices afforded to "lower-tier" retail foreign currency exchange clients. Unlike stock markets, such as the New York Stock Exchange, which guarantee equitable prices, spreads and liquidity to investors large and small, Forex markets are currently designed to provide the most favorable trade execution only to the largest institutions. Where regulations do exist, those regulations are not providing a level and efficient trading market for all market tiers. The Company was founded upon the belief that the time has come to use the worldwide capabilities of Internet-based web technologies to create an open, transparent and highly liquid market for foreign exchange. Management's goal is to attract the participation of the largest possible number of on-line Forex retail clients, which will represent a formidable market force.

     The Company has developed a state of the art, patent pending Internet-based software system for foreign currency exchange markets. Through the power of Internet communications and related Web technologies, the Company intends to exploit the rapidly developing demand for faster, cheaper and more efficient Forex trade executions. Over $1.5 Trillion in currencies are traded every day. Most Forex trading is done at the wholesale level amongst brokers and major banks via private or vendor-supplied computer networks. In accordance with the industry's research these trends are projected to increase the size of the retail-level Forex marketplace in the next five years, a market that is expected to generate over $25 Billion in transaction-related revenues by 2005.

     To meet this goal, the Company initially developed its on-line trading environment (FX3K) to include real-time dealing quotes, charting, technical analysis tools and news all in one comprehensive product. FX3K fully integrates the client, dealer, back office and System Administrator functions. Product features include high-speed execution of client orders and the ability to monitor in real time margin availability, net exposure and P&L on all open positions. The Company has been marketing FX3K to demo-users since December 1999 and has a list of more than 2,500 active demo-users.

     Currently the Company is upgrading FX3K to enable the system to better fulfill its market mission. The resulting systems will now be termed the FX3000 Internet Platform (FIP). Full-scale commercial operation of its upgraded FIP software platform has begun in the first half of fiscal 2001. Management currently expects to convert 3-5% of existing demo FX3K users into FIP clients. Additionally, the Company is formulating plans to rapidly expand the vision and technology of its operations towards a global marketing program to capture a large number of on-line Forex retail participants including Dealing firms and their respective Introducing Brokers (IBs) and Money Managers. To facilitate these entities, the Company will license its Software in dual capacity, as an Application Service Provider (ASP) as well as FX liquidity provider (channeled through its Software from the Interbank market).

FUTURE OPERATIONS.

GENERAL:

     While electronic trading has long been a major facilitator in all of the market tiers, the existing high-volume trading facilities have largely been implemented on private communications networks. Only a few retail Forex brokers have provided any significant presence on the Internet, where, for the most part, a specific broker services only small groups of investors. Since Forex markets have been historically very private markets, creating an on-line platform will be more than a matter of implementing technology. It will require the establishment of an open, common trading culture that has the acceptance and participation of a wide range of participants. To facilitate the establishment of this culture, FX3000 intends to establish a web site that will act as a portal service to Forex investors. The site will provide a wide variety of news and information services, with numerous premium services available. Its goal will be to be the pre-eminent web site for Forex investors worldwide, a site that will be visited often by serious participants. While the advertising and co-marketing revenues from this web site are expected to be substantial enough to sustain and expand the site's operations, its primary purpose will remain largely to promote the value and importance of the underlying FIP services.

     The Company intends to accomplish its founding mission by executing a series of leading-edge initiatives:

LAUNCH FIP, A HIGHLY COMPETITIVE TRADING PLATFORM. FX3000 is ready to launch "live" FIP, its robust and fully featured trading software system, in the first half of 2001. This system provides clients a turnkey solution to their complete Forex trading needs. Management is targeting money managers, sophisticated individual traders, international corporations and small and medium size institutions, key retail Forex clientele. The Java-based software system provides clients with an opportunity to access Interbank liquidity and to instantly execute their orders.

CREATE AN AUTOMATED DEALING ENVIRONMENT. FIP software allows the Company to establish a 24-hour automated multi-client on-line environment for retail Forex trading. FIP provides timely and fair trade executions for small and large orders alike, an environment that should rapidly attract trading volume and transaction profits. Management will target money managers, international corporations, small and medium size institutions, high net worth individuals and existing dealing desks, which comprise a large portion of today's retail Forex market trading volume, which management believes has considerable potential and is ready to adapt to Internet-based operations.

CREATE A UNIQUE WEB PORTAL FOCUSED ON THE FOREX MARKETS. To foster the development of an online Forex trading culture, the Company intends to develop an on-line community dedicated to Forex trading topics and people. This on-line community will be designed to attract clients on a regular basis and, in management's opinion, will help to establish FX3000 as the central force in retail on-line Forex trading, as well as providing it with key marketing insights and data to help accelerate market penetration. Its central role will also make this Web site an ideal environment for financial advertisers seeking to reach these institutions and individuals.

ADAPT WAP TECHNOLOGIES FOR FOREIGN EXCHANGE MARKETS. The Company will extend FIP to utilize WAP technologies for foreign exchange market. The Wireless Application Protocol (WAP) is soon to revolutionize the way people communicate and do business. As devices continually emerge with the promise to make people's lives easier and ever more organized, WAP and the Internet will play an integral role in doing so. WAP offers the opportunity to integrate databases, dynamic content, e-commerce, and secure information trafficking via a WAP-enabled device. Although the name itself refers to a single protocol, WAP can actually be thought of a compilation of protocols brought together to cover many aspects of wireless communications. By utilizing WAP, FIP will provide users with ability to place trades and access real-time quotes, charts, historical data, account and position information across wireless networks quickly, securely and efficiently.

     The Company has hired and will continue to hire knowledgeable professionals to properly expand and service its market.

FX3000 INTERNET PLATFORM (FIP) OPERATIONS:

     Through its FX3000 Internet Platform (FIP) the Company plans to provide an open, fair, simple and highly liquid trading environment for foreign exchange in which clients' trading orders of all sizes are channeled through a transparent market environment for instant execution at the posted rates. All clients' orders will be part of a common order flow and will be filled automatically by the Company via the "Client-FIP-Company Interface".

     Participating clearing banks will act as market makers for the Company, and the Company in turn will act as a market maker for its clients. FIP represents a new age in global 24-hour foreign exchange market and will allow clients and participating clearing banks for the first time to achieve the full cost efficiencies of straight-through processing (STP).

     Wherever feasible, funds transfers will be managed electronically, with profit/loss management services made available to manage positions in the local currencies and local languages of choice. While this business model will be very familiar to those involved in equities markets, it represents a radically new way of doing business in Forex markets.

     The ultimate goal of FIP is to ensure a continuous 24-hour market in all major currency pairs with support for trading in all major languages via their respective local marketplaces. As the Company grows, it is expected that FIP will be able to sustain a liquid trading environment for many non-major currencies, although these markets may, out of necessity, be more limited in their liquidity and trading hours than those of major currencies.

     FX3000 will provide access to its trading environment via the Internet, using FIP display software that its clients can download for their use. This display software will provide its users with market quotes, a wide variety of news, charts and analytical tools to support their trading activities. This trading software will be provided free of charge to clients, assuming that they meet minimum trading volume requirements, so as to encourage trading volume. The software will interface with FIP server computer systems that will provide straight-through processing support for order booking and fulfillment functions. These servers will be deployed over time on a worldwide basis to ensure optimal performance in all locally supported markets. However, it is expected that the vast majority of routine networking and technical support functions for these servers will be outsourced to existing Internet service providers, with only a relatively small core of applications specialists retained directly by the Company to ensure a high level of support integrity. Qwest, one of the world's leading Internet and communications provider, presently maintains FX3000's servers.

FIP has been designed to provide the following key features when fully implemented:

Live, direct access to the Forex market
Secure and robust Java-enabled software
Software and system support
Demo trading capability
Real-time execution from live two way quotes
Complete Forex market transparency
Consistent liquidity under varying market conditions
Money Managers and Introducing Brokers support
Competitive spread on all major currencies
No commissions
24 hour, from 7:00pm EST Sundays through 4:30pm EST Fridays
Margins up to 2%
Experienced management team
Interest paid on clients funds
FDIC and fidelity bond coverage
Real-time margin monitoring
Multilingual capability
User ability to set desired leverage
User ability to set Home Currency
Introducing Brokers (IBs) and Money Managers support Real-time account management and profit and loss analysis Instant deal confirmation with full back office capabilities Free real-time charts, charting tools and technical analysis.

     Revenues from FIP operations will be realized through the nominal fees built into their posted spread prices. FX3000 expects to build significant trade volume very quickly, and thus realize the bulk of its revenues through FIP operations. Revenues from licensing the Software will be based on the number of trades and realized on a per-trade basis.

FX3000 INTERNET PORTAL SITE OPERATIONS:

     The Company is in the process of developing a web site on the Internet that will incorporate a wide variety of advanced information sources and features to promote the importance and centrality of www.FX3000.com to the online financial trading community. The goal of the web site is to become the premier on-line community for the Forex trading environment, providing both information and interactive features that will make it an essential part of any Forex trader's day, regardless of whether they use our own trading services or other trading services. Content delivery will be both via the web site itself, and via email delivery, as requested by subscribers. E-mail and wireless delivery will include headlines for news content, summaries of key information, market alerts, hyperlinks to site content, advertisements that are targeted to a user's profile, and similarly targeted e-commerce offers.

WEB SITE FEATURES ARE EXPECTED TO INCLUDE:

Market quotations
Market news
Market commentary
Market Participant profiles and "rolodex" contact information
Moderated and un-moderated discussion groups
Downloadable analytics
Daily market statistics
Comprehensive links to all online Forex information sources
Educational materials for new Forex traders
Demo trading capability through FIP
Specialized services for FX3000's clients (clearance info, margin data, etc.)

Plans call for the web portal business will be supported through a combination of revenue sources:

Advertising sales for banner ads and popup ads displayed via the Internet web site.

Sales of premium subscription services made available via the Internet site to its users, many of which will be offered free of charge to FX3000's clients. Royalty fees for long-term featured and/or exclusive links to other web sites. Commission fees for e-commerce transactions completed via the site and via "web coupons".

Sales of marketing and demographic data gathered via the site (individual privacy protected).

Sales of consulting services provided by senior business management and support staff, primarily for e-commerce development by local businesses.

The success of the portal business will require assembling a broad and up-to-day array of value-added information and community services, presented in a way that people will find to be highly tailored to their interests and needs.

The technology used to implement FIP will also be extendible into small dealing desk environments, where the information, messaging and trade management capabilities of the on-line service will be eminently adaptable to the requirements of dealing desks that continue to manage trades privately. The ability to integrate dealing desks' clients into the FX3000 on-line environment should afford FX3000 both significant short to medium term revenues and a strategic positioning in the marketplace.

WAP-Enabled FIP Operations:

     The Company already plans to extend FIP to utilize WAP technologies for the foreign exchange market. It is generally accepted that Wireless Application Protocol (WAP) will soon revolutionize the way people communicate and do business. As devices continually emerge with the promise to make people's lives easier and ever more organized, WAP and the Internet will play an integral role in doing so. WAP offers the opportunity to integrate databases, dynamic content, e-commerce, and secure information trafficking via a WAP-enabled device. Although the name itself refers to a single protocol, WAP can actually be thought of a compilation of protocols brought together to cover many aspects of wireless communications. By utilizing WAP, FIP will provide users with ability to place trades and access real-time quotes, charts, historical data, account and position information across wireless networks quickly, securely and efficiently. Communication will take place using devices such as cell-phones, pagers and personal data assistants.

     Revenues from WAP-enabled FIP operations are expected to be a direct extension of the Internet-based FIP model, with the same spread fees charged.

THE FOREX MARKET

GENERAL:

     The foreign exchange market enables companies, fund managers, banks, sophisticated investors and others to buy and sell foreign currencies. The sums involved can be considerable, with estimated global turnover in all currencies currently in excess of $1.5 trillion each day. Unlike other financial markets, the foreign exchange market has no single location; it is not dealt across a trading floor. Instead, trading is managed via telephone, telex or computer links between dealers in different centers, and often times different continents.

     Over $1.5 Trillion in currencies are traded every day, mostly at the wholesale level amongst brokers and major banks via private or vendor-supplied computer networks. Advances in Internet technologies are increasing the availability of lower-cost trading opportunities at the retail level for money managers, sophisticated high net worth traders, international corporations and small and medium size institutions. Individual investors are also being drawn to on-line Forex trading in increasing numbers, further increasing the pool of prospective trading participants. In accordance with the industry's research these trends will increase the size of the retail-level Forex marketplace in the next five years, a market that is expected to generate over $25 Billion in transaction-related revenues by 2005.

     The recent surge in on-line trading has uncovered another potential participant in the foreign exchange market - the individual investor. The early success in on-line brokerage is now being replicated by all major financial institutions. The financial industry today is increasing its current installed base of clients and respective assets by offering a faster, more economical solution for trading. Firms of all sizes are recognizing the need to differentiate themselves by offering value-added services and expanding the number of investment options for their clients. There are now a number of financial firms that offer spot currency trading to their clients that include high net worth individual and retail speculator clients.

MARKET TRENDS:

     Due largely to the effects of electronic and Web-based trading, the following trends are affecting the Forex trading industry and its market participants:

- MARKET CONSOLIDATION. Currently there are three distinct tiers of markets for foreign exchange:

TIER I: Large money center banks and major foreign currency broker/dealers, primarily through the services of private trading networks, such as Reuters and the EBS consortium. This tier focuses on exchanging large block trades of major currencies with their peers, and making markets for smaller trading organizations. While this tier represents a large portion of the overall value of foreign exchange trades, it represents only a handful of institutions.

TIER 2: Smaller banks, investment firms and foreign exchange brokers, which are not part of the inner international trading circle of the largest trades for foreign exchange. This tier focuses on servicing their institutional and retail clients, and consists of several thousand institutions worldwide. They may trade amongst themselves or with Tier I firms in order to service their clients.

TIER 3: Money managers, small international corporations, individual high net worth investors and other retail clients. This tier concentrates on foreign exchange for servicing their own financial needs, or for their personal speculation. There are more than 100,000 small non-financial organizations worldwide that trade actively in the foreign currency markets, and a growing market of money managers trading major currency pairs and individual Forex market participants with the Internet access. Currently, there are likely more than 500,000 potential individual Forex market participants, majority of who would comprise the on-line Forex retail market.

     With the advent of efficient electronic trading technologies, it is becoming increasingly difficult for the Tier 2 market participants to justify the need for its services, since these technologies, especially Internet-based technologies, minimize the benefit of intermediaries between major market participants and the ultimate consumers of foreign currency exchange services.

- ERODING MARGINS. Profit margins for financial institutions are decreasing as imperfections in the market are eliminated. Increasingly, customers who have been unable to afford to access real-time rate information will have such information available to them at low cost via the Internet and services, such as those offered by the Company. Survival in this marketplace therefore requires the ability to sustain profits through high transaction volumes as per-trade margins decrease, and through maintaining a powerful flexible technological infrastructure to maintain and support increasing communications and order flow.

- ROUND-THE-CLOCK TRADING. Trading is now effectively global and occurs 24 hours a day, almost six days a week.

- INCREASING VOLUMES. The volume of Forex transactions is increasing due to free trade, globalization and investment activities. More than 9% of US stock purchases are now in non-US currency. NAFTA and other economic measures that integrate national economies have increased the demand for currency exchange for transactions as well as for hedging. While the emergence of the Euro has eliminated 20-30% of fee-based Forex transactions, this temporary decrease will be eliminated as global trade and investment activities continue to grow. Such increase in global trade and investment activities will require various hedging strategies involving Forex market.

- MORE OUT-SOURCING OF FORMERLY INTERNAL TASKS. Small and mid-sized financial institutions are out- tasking the activities that are most expensive to perform internally, especially back-office functions.

- INCREASE IN WEB DELIVERY. Web-based delivery of financial services is on a secular long-term increase, one that will cause a drop in the number of bank branches in the US in particular. As a result, complex services involving Forex transactions are being delivered over the Web or via ATMs.

FOREX MARKET POTENTIAL:

     According to the Bank for International Settlements Triennial Central Bank Survey of Foreign Exchange and Derivatives Market Activity (1998), with transactions totaling more than $1.5 trillion a day, foreign exchange is the largest financial market on the globe - about fifteen times the turnover in daily global stock exchanges, according to International Federation of Stock Exchanges statistics. Trading volume more than tripled since the early 1980s, and continues to grow. Based on conservative estimates, the total daily Forex transaction volume is expected to exceed $2.3 trillion by 2005. At the same time, retail-level Forex trades are also expected to increase as a share of total transaction volume, from about 10% of total volume today to about 15%-20% of the total volume by 2005. The share of Forex transactions executed via Internet-based trading services is also expected to increase dramatically. Based on current market trading, it is estimated that approximately 3% of all retail Forex transactions in North America are executed via the Internet today and about 2% in non-North American markets. Internet-serviced markets are expected to grow most rapidly in North America. The proliferation of other retail-oriented online trading services is expected to make it easier for new Internet-based trading services to create new models for serving the Forex marketplace. By 2005, if the rate of Forex online retail trading growth is only half that of the equities markets, it is expected that 25% of all retail Forex transactions will be serviced via Internet-based trading systems.

     The overall size and strength of the Forex marketplace, which the Company intends to penetrate, is based on a number of related factors:

DAILY FOREX MARKET VOLUME. The Bank for International Settlements (BIS) report, on which the widely quoted 1.5 Trillion-dollar daily turnover figure for Forex is based, was created in 1998. At that time the annual trends were showing a market that was still expanding at a vigorous rate, though significantly slower than the extraordinary growth of the early nineties. Numerous sources, including BIS, indicate that the introduction of the Euro, while cutting in to the profits of many institutions, has not significantly altered the overall Forex trading volume for the major currencies: for the most part the Euro has simply replaced the Deutsche Mark as the benchmark for European-oriented transactions. It would be reasonable to assume a moderate growth in overall Forex turnover volume since 1998, and a similarly moderate growth in overall Forex volume over the next five years, as global trade appears to be in for a period of steady growth. Assuming an 8% annual growth rate since 1998 to 2000 would place the current daily turnover at $1.74 Trillion. Based on conservative projections, it is probably safe to assume an 8-10% annual growth in daily turnover over the next five years, which would yield a daily turnover of about $2.8 Trillion in 2005.

     PERCENT FOREX IN RETAIL. It is estimated that the retail Forex market is about 10% of the total Forex market. Growth of the retail market is difficult to estimate: most sources sense that it is growing, but remain skeptical about its potential. To a large degree, the Internet trading community and the strong increase in Business-to-Business support on the Internet is likely to fuel enough interest and liquidity in the retail Forex markets to prime significant growth. The United States, with minimal regulation of this market in comparison to European markets and its heavy Internet focus, is likely to drive the majority of the growth. Based on these factors, we would expect that retail Forex will represent close to 25% of the total Forex market by 2005.

RETAIL MARKET SIZE. Based on these assumptions, we see about $174 Billion daily turnover in Forex in 2000, growing to about $700 Billion daily turnover in 2005.

PERCENT RETAIL MARKET SERVICED ON WEB. Currently, about 11 percent of all retail stock trades in the US are completed via the Internet, according to recent Dow Jones news reports. While the online Forex market is growing, management estimate that its growth is at least two years behind the growth in online equities trading. However, with the exploding demand for on-line Forex services, it is expected that the percentage of retail US and non-US transactions completed via the Web will grow significantly over the next several years. If that growth were less than half of the expected growth of on-line retail equities trading, it would still constitute at least 25% of all retail transactions by 2005.

WORLDWIDE WEB RETAIL TRANSACTION REVENUES. Estimated real revenues available (potential retail revenues times percentage serviced on Web). This represents the real available market for competitive services. There is a significant growth factor in the lower tiers of the marketplace to support significant transaction revenues.

MARKET SEGMENTS:

     In most countries, Forex trading is concentrated in money center banks and hedge funds, which constitute the top tier of the Forex market. These "Tier 1" institutions often provide the base Forex rates that are then marked up by smaller banks. "Tier 2" banks have recently increased their market share as barriers to entering this market have dropped and as markets have consolidated. Worldwide, there are about 5,000 banks in the top two tiers with assets exceeding $500 million and over 28,000 banks with fewer assets. Other organizations with a need for Forex transaction or information services include: brokerage firms; large corporations that conduct transactions in foreign currencies; retail wire transfer-oriented organizations; e-commerce companies with international customers; credit unions; and mutual fund companies. The "Tier 3" markets of money managers, small international corporations high net worth individuals and retail traders, while very active on the Internet, still represent only about ten percent of all trading turnover in the Forex markets.

     As discussed above, the majority of Forex trading is found outside the United States: according to the Bank for International Settlements Triennial Central Bank Survey of Foreign Exchange and Derivatives Market Activity, 1998, non-US Forex represents about 80% of the daily turnover in Forex markets. Thus, while the US markets offer an excellent opportunity to establish an electronic on-line trading platform, full success will only be realized if that success can be exported to global markets.

     The Company intends to service major Forex markets on a worldwide basis. Traditionally, the center of the world for foreign exchange has been Europe, particularly London. In general, North America only accounts for about one-third of the world's Forex transactions. However, the Company believes that while European Forex markets will continue to dominate much of the world market, US-based markets are ready for substantial growth over the next several years. This is in part because their relative immaturity offers more potential for growth, and in part because the lack of market maturity will allow for new concepts, such as the Company's FIP, to be implemented more quickly and efficiently, with less regard for traditional business patterns. The nearly universal acceptance of the Internet in US financial business environments (used in more than 97% of financial firms, according to The Waters Survey, conducted in 1999) opens the way for this rapid acceptance. Major market data vendors are already retooling their information delivery strategies to capture this information delivery trend. Also fueling US growth will be the strong presence of individual investors who are already trading in online financial markets, as discussed above. So, while the Company will adapt a strategy of global acceptance for its products and services, it will pay special attention to development of US markets.

COMPETITION.

     The market for Internet-based foreign exchange currency trading is evolving rapidly, and will be intensely competitive reacting quickly to the accelerating pace of technological change. The Company faces competition in this market sector from a broad sector of the financial institutions, and from both financial and technology companies that could possibly elect to pursue market goals very similar to our own. These include:

     The EBS and Reuters Forex crossing networks. While not a factor as of yet in Internet-based markets, their overall dominance of market volume in major currencies will continue to be the single largest competitive factor in the Forex marketplace.

     Existing informal trading networks of banks and brokers. While the Forex markets lack a formal exchange, the market has evolved a number of groupings of banks and brokerages, which trade with one another in established patterns that provide these closed groups with some degree of market liquidity.

Forex brokerages that market and remarket their own trading software to retail forex participants (e.g., CMC, GNI, Midas and others).

     Information vendors that provide news, analytics and information services related to financial markets, as well as transaction services (e.g., Reuters and Bloomberg).

     Enterprise software vendors that focus on money management and trading technology (Cognotec, Infinity, TIBCO, Midas-Kapiti International, Thomson and Advent Software). Cognotec is a particularly direct competitor on the technology side, as it also offers Java-enabled trading solutions, marketed primarily to money center banks, but certainly capable of being adapted to a wider purpose.

     Enterprise hardware vendors that deliver sophisticated business solutions (IBM, Broadvision, Signio and Sterling Commerce).

Application service providers (Cognotec, NYFIX and Kingland Systems).

     U.S. equity trading firms (E-Trade, Ameritrade and Instinet) and also new electronic exchanges, registered in the past several years.

     Although management believes that the Company's technology provides a number of competitive advantages in this market, it must be remembered that many of its competitors have longer operating histories, a larger customer base, greater brand recognition and greater financial, technical, marketing and other resources than the Company. Current and potential competitors also have established or may establish relationships among themselves or with others in order to increase the services offered in our business sector.

     The principal shareholders of the issuer have supported the company. Funds have also been raised through private placements to accredited investors. A third Private Placement Memorandum, in the amount of three million dollars $(3,000,000), has recently been circulated to accredited investors. The investment will be used for operations and debt reduction.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of FX 3000 Inc., formally Oxford Global Network, Ltd., for the years ending October 31, 1998 and '99. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

     There have been no disagreements with the registrants former or present Accountants on accounting and financial matters. Subsequent to the Agreement and Plan of Reorganization, the issuer changed accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company has three officers and three directors.

     The following table sets forth as of the date hereof, with respect to each of the Company's directors and officers their position and their ages:

 NAME                 AGE    POSITION
 ----                 ---    --------
Alexander Stelmak     52     President, Chief Executive Officer & Director
Stan Mashov           31     Vice President, Chief Technology Officer & Director
Dr. Abel Raskas       59     Director

     The directors will serve until the next annual meeting of stockholders and until their successors are qualified and elected. The officers are also newly appointed and serve at the will of the Board of Directors. There are no existing committees of the Board of Directors. There are no family relationships among the officers and directors of the Company. There are at present no committees of the Board of Directors.

     There are no agreements that a director will resign at the request of another person and the above named Directors are not acting on behalf of nor will act on behalf of another person.

     The following is a brief summary of the Directors and Officers including their business experiences for the past five years.

ALEX STELMAK, PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Mr. Stelmak founded and has been President and Chief Executive Officer of FX3000 since its inception in 1997. He has over twenty years of experience in operation and management, building highly successful financial services firms. Mr. Stelmak has served as President of Commonwealth Capital Group, Ltd., a financial advisory and investment-banking firm that has been engaged as a consultant to the Company. From 1996 to 1998, he served as the President of Oxford Holdings - a Registered Commodities Broker/Dealer principally engaged in providing managed currency-trading programs for Institutional and Private Clients. Prior to 1996 Mr. Stelmak also served as a stockbroker with BDS Securities, Greenway Capital and US Securities, Inc. He holds a Series 7 and 63 licenses from the National Association of Securities Dealers. From 1990 to 1993, Mr., Stelmak was employed as a Manager for Potamkin Corporation, a leading auto leasing firm in New York, where he received the "Manager of the Year" award for outstanding performance for four consecutive years. His tenure also includes senior management positions with Garden State Leasing, a commercial leasing and finance company, and Via Europa Fashions, International marketing and trading firm. Mr. Stelmak has a Bachelors Degree in Business Administration.

STAN MASHOV, VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER

                             [GRAPHIC]     [GRAPHIC]

     Mr. Mashov has been Vice President and head of information technology of FX3000 since its formation in September 1997. Mr. Mashov has been mainly responsible for the design, development and implementation of the on-line currency trading software platform. He is also responsible for FX3000's human and technical resources dedicated to software, technology and infrastructure development, implementation and business support. During his three-year tenure Mr. Mashov assembled a superior team of programmers who, under his supervision designed, developed and implemented FX3000's assignment for a new software system to meet trading, risk management and back office business requirements. He was also instrumental in implementing FX3000's web site, manual and educational material. Prior to joining FX3000, Mr. Mashov served as Chief Analyst and Currency Trader for Oxford Holdings, a company principally engaged in providing managed currency-trading programs for individual investors. Mr. Mashov received his Degree in Accounting from Berkeley College.

DR. ABEL RASKAS, VICE PRESIDENT / SENIOR MARKETING DIRECTOR

     Dr. Raskas is also Founder and President of Luxury Lounge, Inc.-an Internet wholesaler and retailer of luxury and premium quality goods and services. Prior to establishing Luxury Lounge, Inc. Dr Raskas had previously served as Vice President of Trimol Group, Ltd., a Publicly Held company engaged in the business of producing specialized documents through patented software. As a Principal of Trimol Group, Ltd, Dr. Raskas was instrumental in bringing the Company to the Public Market. Prior to joining Trimol, from 1991 to 1998, he was a Principal and Vice President of Ocean Bridge International, Ltd., a company principally engaged in commercial finance and International trade with Eastern European countries. From 1980 to 1986 Dr. Raskas was the Founder and Principal of ABDATA Independence, Inc., a computer service bureau that was acquired in 1986 by Sandata Corp. Following the sale of ABDATA, Dr. Raskas remained a director of Marketing for Sandata Corp. until 1991. During this same period Dr. Raskas managed a data processing school and was one of the founders of CAIS Systems, a computer advertising information system. From 1966 through 1979 Dr. Raskas was an independent consultant in the design and implementation of management information systems ("MIS") to different industries. Dr. Raskas holds the equivalent of a Doctorate Degree in business management and computer science from St. Petersburg University (received in 1973). He has authored 20 articles and one book all in the field of business management and computer science.

     None of the Directors, Officers have been convicted or are subject to a pending criminal proceeding, nor have they been subjected to any type of order barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities. Furthermore, none of the Directors and Officers has been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(a) of the Exchange Act

     The Officers, Directors and those beneficially owning more than 10% of small business Company's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the Company.

     Based upon a review of these reports the Company has concluded that a Form 4 was filed, even though the shares of stock had not been received by the shareholder as of the date of filing, by those required to file said report covering the change of beneficial ownership of securities.

ITEM 10. EXECUTIVE COMPENSATION

     The executive officers of the issuer do not receive a salary at this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the Common Stock ownership of each person and /or group known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment with respect to the shares of Common Stock shown, and all ownership is of record and beneficial. The only class of stock issued is Common. There are 10,000,000 shares of preferred authorized and none issued.

                                         Number of                       Percent
      Name                             Shares Owned (1)                   Owned
      ----                             ----------------                   -----
Alexander Stelmak                          1,361,111                      17.5%
249 Washington Street
Jersey City, NJ 07302

Stan Mashov                                  777,778                      10.0%
2 Columbus Avenue
Apt. 2D
New York, NY 10023

Dr. Abel Raskas                            1,361,111                      17.5%
900 Palisades Avenue
Fort Lee, NJ 07508

Robert F. Peacock                            600,000                       7.7%
40 Exchange Pl.
15th Floor
New York, NY 10005

Officers & Direct-
ors as a Group
(4 Persons)                                3,500,000                      45.0%

----------
(1)  Based upon 7,782,102 issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year, the Company lent an officer and shareholder of the Company $60,000. The advance is unsecured and is due on demand and is recorded in loans from shareholders in the consolidated balance sheet. The loan carries interest of 3.50%. Interest income of $1,575 attributable to this loan has been recorded as interest income in the consolidated statement of operations.

     During the year, the Company borrowed $85,000 from a company that is owned by an officer and a shareholder of the Company. The loan payable is unsecured, due on demand, and non-interest bearing. The loan payable is reflected in loans from shareholders in the consolidated balance sheet.

     During the year, the Company paid $48,750 to a company that is owned by an officer and a shareholder of the Company for consulting fees. The payments are reflected in consulting and professional fees in the consolidated statement of operations.

     The Company uses office space in a company that is owned by an officer and shareholder of the Company. The Company pays no rent for the use of this space.

     There are no parents of this small business Company.

     There are and have been no transactions with promoters.

     There were no material underwriting discounts and commissions upon the sale of securities by the Company where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

     There were no transactions involving the purchase or sale of assets other than in the ordinary course of business.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

2.        Agreement and Plan of Reorganization filed with Form 8K on January 22,
          2001

3.1. Articles of Incorporation with Amendments filed with the Form 10 SB on July 7, 2000 and incorporated by reference

3.2. By Laws filed with the Form 10 SB on July 7, 2000 and incorporated by reference

11. Statement of Computation per share earnings filed with Form 10 SB on July 7, 2000 and incorporated by reference and in current financial statements.

16. Letter on change in certifying accountants as filed with Form 8K January 22, 2001 as amended on February 5, 2001 and incorporated by reference.

17. Letter on director resignation as filed with form 8K on July 7, 2000 and incorporated by reference.

                                 SIGNATURE PAGE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Advanced Technologies Group, LTD


May 3, 2001                             /s/ Alex Stelmak
                                        ----------------------------------------
                                        Alex Stelmak, President and Chief
                                        Executive Office


May 3, 2001                             /s/ Stan Mashov
                                        ----------------------------------------
                                        Stan Mashov, Vice President, Director

                      {LETTERHEAD OF BRIAN DONAHUE, C.P.A]


                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders
Advanced Technologies Group, Ltd.
(Formerly SeventhCAI, Inc.)

I have audited the accompanying balance sheet of Advanced Technologies Group, Ltd. as of January 31, 2001 and the related restated statements of income and changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technologies Group, Ltd. as of January 31, 2001 and the results of operations, changes in stockholders' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.


Brian Donahue
Monmouth Beach, NJ.
March 15, 2001

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           (FORMERLY SEVENTHCAI, INC.)
                           CONSOLIDATED BALANCE SHEET
                             AS OF JANUARY 31, 2001


ASSETS

Current assets:
   Cash & interest bearing deposits                                  $   18,573
   Receivable from shareholder                                           61,575
                                                                     ----------

   Total current assets                                                  80,148

Other assets:
   Office & computer equipment                                          139,249
   Accumulated depreciation                                             (73,775)
   Software development costs                                         1,027,962
   Trademarks                                                            10,615
                                                                     ----------

            Total assets                                             $1,184,200
                                                                     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                               $   82,401
   Payable to related party                                              85,000
   Debentures payable (net of unamortized discount)                     172,107
                                                                     ----------

   Total current liabilities                                            339,508

Shareholders' equity:
   Common stock- $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding, 7,782,102                                      1,239
   Additional paid in capital                                         3,898,226
   Accumulated deficit during the development stage                  (3,054,773)
                                                                     ----------
            Total shareholders' equity                                  844,692
                                                                     ----------

            Total Liabilities & Shareholders' Equity                 $1,184,200
                                                                     ==========

Please see accompanying notes to these financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           (FORMERLY SEVENTHCAI, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 31, 2001


Revenues:

  Gross Sales                                                        $        0
  Less cost of sales                                                          0
                                                                     -----------

  Gross profit on sales                                                       0

General and administrative expenses:

  Salaries and benefits                                                 113,046
  Rent & utilities                                                       56,181
  Consulting & professional fees                                        595,301
  General administration                                                 42,653
  Communication costs                                                    30,911
  Travel & promotion                                                     38,435
  Depreciation                                                           27,634
                                                                     -----------

  Total costs and operating expenses                                    904,162

Net loss from operations                                               (904,162)

Other revenues and expenses:
  Interest income                                                         9,405
  Interest expense                                                      (52,069)
                                                                     -----------
Net income before provision for income taxes                           (946,826)

Provision for income taxes                                                    0
                                                                     -----------

Net loss                                                             $ (946,826)
                                                                     ===========

Loss per common share:
Basic                                                                    %(0.18)

Weighted average of common shares:
Basic                                                                 5,138,881

Please see accompanying notes to these financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           (FORMERLY SEVENTHCAI, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 31, 2001


Operating Activities:
  Net loss                                                            $(946,826)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation                                                      27,634
       Amortization of debenture discount                                46,290

Changes in other operating assets and liabilities:
   Prepaid expense                                                        9,588
   Security deposit                                                      19,576
   Accounts payable & accrued expenses                                   75,556
                                                                      ---------

Net cash provided (used) by operations                                 (768,182)

Investing Activities:
   Trademark purchases                                                   (1,025)
   Costs of software development                                        (63,729)
                                                                      ---------

Net cash used by investing activities                                   (64,754)

Financing Activities:
   Funds received from debenture offering                               175,000
   Issuance of common stock                                               1,500
   Loans from affiliate or related parties                               85,000
   Loans (to) from stockholder                                          (61,575)
   Funds received from sale of common stock                              15,000
                                                                      ---------

Net cash provided by financing activities                               214,925
                                                                      ---------

Net increase (decrease) in cash during the period                      (618,011)

Cash balance at beginning of the period                                 636,584
                                                                      ---------

Cash balance at end of the period                                     $  18,573
                                                                      =========

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year                             $       0
     Income taxes paid during the fiscal year                         $   5,785

Please see accompanying notes to these financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           (FORMERLY SEVENTHCAI, INC.)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       FOR THE YEAR ENDED JANUARY 31, 2001

                                                                                             Accumulated
                                                                                            Deficit during
                                               Common        Common         Additional        Development
                                               Shares        Amount       Paid in Capital        Stage           Total
                                             -----------   -----------      -----------       -----------     -----------
Balance at Inception, February 2, 2000                 0            $0               $0                $0              $0

Shares returned to treasury                   (4,612,895)                                                               0

Issuance of common stock                       5,040,000           504              996                             1,500

Shares issued for the purchase
  of FX3000, Inc.                              7,354,997           735        3,848,047        (2,107,947)      1,740,835

Detachable stock warrants issued
  with debentures                                                                 2,625                             2,625

Beneficial conversion feature
  of debentures                                                                  46,558                            46,558

Net loss for the fiscal year                                                                     (946,826)       (946,826)
                                             -----------   -----------      -----------       -----------     -----------

Balance at January 31, 2001                    7,782,102   $     1,239      $ 3,898,226       $(3,054,773)    $   844,692
                                             ===========   ===========      ===========       ===========     ===========


Please see accompanying notes to these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

SeventhCAI, Inc. (the Company) was incorporated in the state of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc.(formerly Oxford Global Network, Ltd.), a Delaware corporation. FX3000 became a wholly owned subsidiary of the Company (see Note
4).

The Company, through its subsidiary, is the designer and owner of an Internet based Foreign Currency Trading Platform available to currency trading entities Worldwide.

CONSOLIDATION- the accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary. All significant inter-company balances have been eliminated.

USE OF ESTIMATES- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

CASH AND INTEREST BEARING DEPOSITS- Cash equivalents include highly liquid short-term investments with an original maturity of three months or less.

OFFICE & COMPUTER EQUIPMENT- Office and computer equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

               Furniture                          7 years
               Office equipment                   5 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

LONG LIVED ASSETS - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

SOFTWARE DEVELOPMENT COSTS - The Company employs Statement of Financial Accounting Standard No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, (SFAS No. 86), to account for the costs in developing the currency software. The software is designed to enable prospective clients to execute on-line trades and monitor currency transactions that are entered into by the prospective client.

SFAS No. 86 provides that the costs of producing software programs subsequent to establishing technological feasibility shall be capitalized. The capitalization of such costs ceases when the product becomes available to customers. Amortization of the capitalized costs begins when the software product becomes available to customers and is calculated using the straight-line method over the estimated economic life of the software or on a ratio of current revenues to anticipated revenues, whichever is greater.

DEVELOPMENT STAGE COMPANY - the Company has no revenues since its inception and its activities have been limited to a developmental nature. The Company has therefore has treated its activities since as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Shareholders' Equity section of the balance sheet.

INCOME TAXES - The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

DEBENTURES PAYABLE - The Company applies Emerging Issues Task Force (EITF) No. 98-5, ACCOUNTING FOR CONVERTIBLE DEBT ISSUED WITH BENEFICIAL CONVERSION FEATURES. EITF No.98-5 requires that a beneficial conversion feature be recognized upon the issuance of convertible securities with favorable conversion feature, and the resultant debt discount be amortized to interest expense during the period from the date of issuance to the date the securities become convertible.

RECENT PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivative assets and liabilities in the statement of financial position and measurement of these instruments at fair value. The statement is effective for the Company in the year June 30, 2001. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial position of the Company or its results of operations and changes in cash flows.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The value of cash and interest bearing deposits, receivables from shareholders and accounts payables and debentures payable are estimated by management to approximate fair market value at January 31, 2001.

3. CONVERTIBLE DEBENTURES

In October 2000, the Company received proceeds of $175,000 by issuing subordinated convertible debentures.

The debentures mature in October 2001 at an interest rate of 12.50% and are subordinated to the claims of general creditors.

Each debenture unit, issued at a price of $100,000 per unit, includes 5,000 detachable warrants that entitles the holder to purchase one share of common stock at an exercise price of 80% of the average market price of the Company's stock for the twenty trading days preceding conversion. The warrants are callable by the Company at $.10 per warrant in the event that the market price of the Company's stock is greater than 150% of the exercise price of the warrant. The warrants expire in October 2003. As a result of the transaction, 8,750 warrants were issued.

Each debenture unit is convertible into common stock at a conversion rate determined by dividing the debenture's principle by 80% of the average market price of the Company's common stock for the twenty trading days preceding conversion. The debentures become convertible in October 2001. In addition, upon maturity, the debentures may be extended for an additional three years at 20% interest and additional warrants at the option of the holder. The debentures are callable by the Company. In the event that the debentures are called, the Company will incur an additional interest expense to the holder of 20% per debenture unit.

As a result of the issuance of the debentures, the Company has recognized $46,558 in additional paid in capital as a beneficial conversion feature upon the issuance of the debentures. The debt discount recognized is being amortized to interest expense using the effective interest method from the date of issuance to the date that the debentures become convertible. During the fiscal year, $46,290 of the debt discount has been amortized to interest expense in the consolidated statement of operations. The resultant debt discount is included in the balance of debentures payable at January 31, 2001.

4. PURCHASE OF FX3000, INC.(FORMERLY OXFORD GLOBAL NETWORK, LTD.)

In January 2001, the Company acquired all of the issued and outstanding common stock of FX3000, Inc.for 7,354,997 shares of common stock. The acquisition was accounted for using the pooling of interest method. Accordingly, the accompanying consolidated financial statements include the accounts of the Company and the wholly owned subsidiary as if the purchase occurred at the beginning fiscal year, or February 2, 2000. Selected financial data for the Company and the wholly owned subsidiary prior to consolidation for fiscal year 2001 is as follows.

Subsidiary company:

Gross Sales                                                                  $0
Gross profit on sales                                                        $0
Total costs and operating expenses                                     $902,862
Net loss                                                              %(945,526)
Total assets                                                         $1,184,000

The Company:

Gross Sales                                                                  $0
Gross profit on sales                                                        $0
Total costs and operating expenses                                       $1,300
Net loss                                                                %(1,300)
Total assets                                                               $200

In connection with the purchase, the chief executive officer and chairman of the wholly owned subsidiary replaced the former officers and directors of the Company.

5. RETURN OF COMMON SHARES

In October 2000, 4,612,895 common shares were returned to treasury by the former officers and directors of the Company at no cost to the Company.

6. NET INCOME PER SHARE

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. The effects of the common stock warrants described in Note 3 have not been included in the calculation of net income per share since their inclusion would be anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

The Company is not committed to any non-cancelable operating or capital lease agreements.

8. OFFICE & COMPUTER EQUIPMENT

A summary of furniture and equipment at January 31, 2001 is as follows:

Furniture                                             $  5,091
Office Equipment                                        11,765
Computer equipment                                     122,393
Less acculated depreciation                            (73,775)
                                                      --------
Net office and computer equipment                     $ 65,474
                                                      ========

Amortization expense of software development costs and trademarks is included in depreciation expense. There is no amortization of software development costs for fiscal year 2001 since the software is not available to customers at January 31, 2001.

9. INCOME TAXES

Provision for income taxes is comprised of the following for the year ended January 31, 2001:

Net loss before provision for income taxes                            $(946,826)

Current tax expense:

Federal                                                               $       0
State                                                                         0
                                                                      ---------
Total                                                                 $       0

Less deferred tax benefit:

Federal loss carry forward                                             (317,063)
State loss tax carry forward                                            (90,895)
Allowance for recoverability                                            407,958
                                                                      ---------
Provision for income taxes                                            $       0
                                                                      =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                                                  34%
Statutory state and local income tax                                         10%
Less allowance for tax recoverability                                       -44%
                                                                      ---------

Effective rate                                                                0%
                                                                      =========

Deferred income taxes are comprised of the following as of January 31, 2001:


Federal loss carry forward                                            $ 317,063
State loss tax carry forward                                             90,895
Allowance for recoverability                                           (407,958)
                                                                      ---------

Deferred tax benefit                                                  $       0
                                                                      =========

10. LITIGATION

The Company is aware of no litigation pending, threatened or contemplated, or unsatisfied judgments against it.

11. RELATED PARTY TRANSACTIONS

During the year, the Company lent an officer and shareholder of the Company $60,000. The advance is unsecured and is due on demand and is recorded in loans from shareholders in the consolidated balance sheet. The loan carries interest of 3.50%. Interest income of $1,575 attributable to this loan has been recorded as interest income in the consolidated statement of operations.

During the year, the Company borrowed $85,000 from a company that is owned by an officer and a shareholder of the Company. The loan payable is unsecured, due on demand, and non-interest bearing. The loan payable is reflected in loans from shareholders in the consolidated balance sheet.

During the year, the Company paid $48,750 to a company that is owned by an officer and a shareholder of the Company for consulting fees. The payments are reflected in consulting and professional fees in the consolidated statement of operations.

The Company uses office space in a company that is owned by an officer and shareholder of the Company. The Company pays no rent for the use of this space.

                      [LETTERHEAD OF BRIAN DONAHUE, C.P.A]

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders
FX3000, Inc.
(Formerly Oxford Global Network, Ltd.)

I have audited the accompanying balance sheet of FX3000, Inc. as of January 31, 2001 and January 31, 2000 and the related restated statements of income and changes in stockholders' equity, and cash flows for the year then ended and the three months then ended, respectively. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of FX3000, Inc. for the years ended October 31, 1999, and 1998 were audited by other auditors whose report, dated August 18, 2000, expressed an unqualified opinion on those financial statements and is included herein.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FX3000, Inc. as of January 31, 2001 and the results of operations, changes in stockholders' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.



Brian Donahue
Monmouth Beach, NJ.
March 7, 2001

                    [LETTERHEAD OF GOULD EISELE CROMBIE, LLP]


                            INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
FX3000, Inc.(Formerly Oxford Global Network, Ltd.)
40 Exchange Place- 15th Fl.
New York, NY 10006

We have audited the accompanying balance sheets of FX3000, Inc.(Formerly Oxford Global Network Ltd.) as of October 31, 1999 and October 31, 1998, and the related restated statements of income and changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FX3000, Inc.(formerly Oxford Global Network, Ltd.). As of October 31, 1999 and October 31, 1998 and the results of its operations, changes in stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



Gould Eisele Crombie LLP
New York, NY
August 18, 2000

                                  FX3000, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     (FORMERLY OXFORD GLOBAL NETWORK, LTD.)
                                  BALANCE SHEET
                            AS OF THE DATE INDICATED




ASSETS                                                  31-Jan-01      31-Jan-00      31-Oct-99      31-Oct-98
                                                       -----------    -----------    -----------    -----------
Current assets:
   Cash & interest bearing deposits                    $    18,373    $   636,584    $   693,290    $    30,275
   Subscriptions receivable                                      0              0        120,000              0
   Prepaid expenses                                              0          9,588              0              0
   Note receivable                                          61,575              0              0              0
                                                       -----------    -----------    -----------    -----------

   Total current assets                                     79,948        646,172        813,290         30,275

Other assets:
   Office & computer equipment                             139,249        139,249        138,439        132,495
   Accumulated depreciation                                (73,775)       (46,141)       (39,457)       (12,879)
   Software development costs                            1,027,962        964,234        789,510        421,886
   Security deposits                                             0         19,576          9,436              0
   Other asset                                              10,615          9,590          9,590              0
                                                       -----------    -----------    -----------    -----------

            Total assets                               $ 1,184,000    $ 1,732,680    $ 1,720,808    $   571,777
                                                       ===========    ===========    ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                 $    82,401    $     6,845    $   206,770    $    81,635
   Notes payable                                            85,000              0              0              0
   Debentures payable (net of unamortized discount)        172,107              0              0              0
                                                       -----------    -----------    -----------    -----------

   Total current liabilities                               339,508          6,845        206,770         81,635

Shareholders' equity:
   Common stock, $.001 par value-10,000,000
     Shares authorized 7,354,997 shares issued and
     Issued and outstanding at January 31, 2001              7,355          7,321          5,641          4,590
   Additional paid in capital                            3,890,610      3,826,461      3,212,641        607,822
   Accumulated deficit during the development stage     (3,053,473)    (2,107,947)    (1,704,244)      (122,270)
                                                       -----------    -----------    -----------    -----------

            Total shareholders' equity                     844,492      1,725,835      1,514,038        490,142
                                                       -----------    -----------    -----------    -----------

            Total Liabilities & Shareholders' Equity   $ 1,184,000    $ 1,732,680    $ 1,720,808    $   571,777
                                                       ===========    ===========    ===========    ===========

please see accompanying notes to these financial statements.

                                  FX3000, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     (FORMERLY OXFORD GLOBAL NETWORK, LTD.)
                             STATEMENT OF OPERATIONS
                            FOR THE PERIOD INDICATED


                                    Period:   (12 mos.)       (3 mos.)      (12 mos.)      (12 mos.)      (2 mos.)
                                  Starting:   1-Feb-00       1-Nov-99       1-Nov-98       1-Nov-97       11-Sep-97
                                    Ending:   31-Jan-01      31-Jan-00      31-Oct-99      31-Oct-98      31-Oct-97
                                             -----------    -----------    -----------    -----------    -----------
Revenues:                                                                                                (unaudited)
Gross Sales                                  $         0    $         0    $         0    $         0    $         0
Less cost of sales                                     0              0              0              0              0
                                             -----------    -----------    -----------    -----------    -----------
Gross profit on sales                                  0              0              0              0              0

General and administrative expenses:

Salaries and benefits                            113,046          8,518        267,280         18,808              0
Rent & utilities                                  56,181         26,392         68,247         31,101              0
Consulting & professional fees                   595,301        326,643        362,420          2,667              0
General administration                            41,353         12,304         41,531         18,571            491
Communication costs                               30,911         18,787         77,570         28,572              0
Advertising & market development                  38,435         15,896        736,184          8,521              0
Depreciation                                      27,634          6,684         26,578         12,879              0
                                             -----------    -----------    -----------    -----------    -----------
Total costs and operating expenses               902,862        415,224      1,579,810        121,119            491

Net loss from operations                        (902,862)      (415,224)    (1,579,810)      (121,119)          (491)

Other revenues and expenses:

Miscellaneous consulting income                        0          8,494
Interest income                                    9,405          3,027          5,491              0              0
Interest expense                                 (52,069)             0              0             18              0
                                             -----------    -----------    -----------    -----------    -----------
Net loss before provision for income taxes      (945,526)      (403,703)    (1,574,319)      (121,101)          (491)

Provision for income taxes                             0              0         (7,655)          (678)             0
                                             -----------    -----------    -----------    -----------    -----------

Net loss                                      $(945,526)     $(403,703)    $(1,581,974)    $(121,779)    $      (491)
                                             ===========    ===========    ===========    ===========    ===========

Please see accompanying notes to these financial statements.

                                  FX3000, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     (FORMERLY OXFORD GLOBAL NETWORK, LTD.)
                             STATEMENT OF CASH FLOWS
                            FOR THE PERIOD INDICATED


                                           Period:    (12 mos.)      (3 mos.)       (12 mos.)      (12 mos.)       (2 mos.)
                                           Starting:  1-Feb-00       1-Nov-99       1-Nov-98       1-Nov-97       11-Sep-97
                                           Ending:    31-Jan-01      31-Jan-00      31-Oct-99      31-Oct-98      31-Oct-97
                                                     -----------    -----------    -----------    -----------    -----------
                                                                                                                 (unaudited)
Operating Activities:
  Net loss                                           $  (945,526)   $  (403,703)   $(1,581,974)   $  (121,779)   $      (491)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation                                       27,634          6,684         26,578         12,879              0
       Amortization of debenture discount                 46,290              0              0              0              0

Changes in other operating assets and liabilities:
   Prepaid expense                                         9,588         (9,588)             0              0              0
   Security deposit                                       19,576        (10,140)        (9,436)             0              0
   Accounts payable & accrued expenses                    75,556       (199,925)       174,421         25,358          6,991
                                                     -----------    -----------    -----------    -----------    -----------

Net cash provided (used) by operations                  (766,882)      (616,672)    (1,390,411)       (83,542)         6,500

Investing Activities:
   Purchase of equipment                                       0           (810)        (5,944)      (132,495)             0
   Trademark purchases                                    (1,025)             0         (9,590)             0              0
   Costs of software development                         (63,729)      (174,724)      (367,624)      (421,886)             0
                                                     -----------    -----------    -----------    -----------    -----------

Net cash used by investing activities                    (64,754)      (175,534)      (383,158)      (554,381)             0

Financing Activities:
   Funds received from debenture offering                175,000              0              0              0              0
   Subscriptions receivable                                    0        120,000       (120,000)             0              0
   Loans from affiliate or related parties                85,000              0              0        (18,500)        18,500
   Loans (to) from stockholder                           (61,575)             0        (49,286)        49,286              0
   Funds received from sale of common stock               15,000        615,500      2,605,870        587,412         25,000
                                                     -----------    -----------    -----------    -----------    -----------

Net cash provided by financing activities                213,425        735,500      2,436,584        618,198         43,500
                                                     -----------    -----------    -----------    -----------    -----------

Net increase (decrease) in cash during the period       (618,211)       (56,706)       663,015        (19,725)        50,000

Cash balance at beginning of the period                  636,584        693,290         30,275         50,000              0
                                                     -----------    -----------    -----------    -----------    -----------

Cash balance at end of the period                    $    18,373    $   636,584    $   693,290    $    30,275    $    50,000
                                                     ===========    ===========    ===========    ===========    ===========

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year            $         0    $         0    $         0    $         0    $         0
     Income taxes paid during the fiscal year        $     5,785    $         0    $         0    $         0    $         0

Please see accompanying notes to these financial statements.

                                  FX3000, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     (FORMERLY OXFORD GLOBAL NETWORK, LTD.)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FROM INCEPTION THROUGH JANUARY 31, 2001


                                                                                                 Accumulated
                                                Common          Common                          Deficit during
                                                 Stock           Stock          Additional       Development
                                               (Shares)       (Par value)     Paid in Capital       Stage             Total
                                              -----------     -----------       -----------       -----------        -----------
Balance at Inception, September 11, 1997                0     $         0       $         0       $         0        $         0

Issuance of common stock for services           3,590,000           3,590            (3,590)                                   0

Issuance of common stock                          600,000             600           366,852                              367,452

Net loss for the period                                                                                  (491)              (491)
                                              -----------     -----------       -----------       -----------        -----------

Balance at October 31, 1997                     4,190,000           4,190           363,262              (491)           366,961

Issuance of common stock                          400,000             400           244,560                              244,960

Net loss for the period                                                                              (121,779)          (121,779)
                                              -----------     -----------       -----------       -----------        -----------

Balance at October 31, 1998                     4,590,000           4,590           607,822          (122,270)           490,142

Issuance of common stock                        1,050,831           1,051         2,604,819                            2,605,870

Net loss for the period                                                                            (1,581,974)        (1,581,974)
                                              -----------     -----------       -----------       -----------        -----------

Balance at October 31, 1999                     5,640,831           5,641         3,212,641        (1,704,244)         1,514,038

Issuance of common stock                        1,679,883           1,680           613,820                              615,500

Net loss for the period                                                                              (403,703)          (403,703)
                                              -----------     -----------       -----------       -----------        -----------

Balance at January 31, 2000                     7,320,714           7,321         3,826,461        (2,107,947)         1,725,835

Issuance of common stock                           34,283              34            14,966                               15,000

Detachable stock warrants issued
  with debentures                                                                     2,625                                2,625

Beneficial conversion feature
  of debentures                                                                      46,558                               46,558

Net loss for the period                                                                              (945,526)          (945,526)
                                              -----------     -----------       -----------       -----------        -----------

Balance at January 31, 2001                     7,354,997          $7,355        $3,890,610       $(3,053,473)       $   844,492
                                              ===========     ===========       ===========       ===========        ===========

Please see accompanying notes to these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

2. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Oxford Global Network, Ltd. (the Company) was incorporated in the state of Delaware in September 1997 in order to develop a global real time, on-line currency trading and trade monitoring software for marketing to various currency trading entities Worldwide. In January 2001, the Company changed its name to FX3000, Inc. and became a wholly owned subsidiary of Advanced Technologies Group, Ltd. (formerly SeventhCAI Inc.), a Nevada corporation formed in February 2000 (see Note 4).

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

CASH AND INTEREST BEARING DEPOSITS - Cash equivalents include highly liquid short-term investments with an original maturity of three months or less.

OFFICE & COMPUTER EQUIPMENT - Office and computer equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

               Furniture                          7 years
               Office equipment                   5 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

LONG LIVED ASSETS - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

SOFTWARE DEVELOPMENT COSTS - The Company employs Statement of Financial Accounting Standard No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, (SFAS No. 86), to account for the costs in developing the currency software. The software is designed to enable prospective clients to execute on-line trades and monitor currency transactions that are entered into by the prospective client.

SFAS No. 86 provides that the costs of producing software programs subsequent to establishing technological feasibility shall be capitalized. The capitalization of such costs ceases when the product becomes available to customers. Amortization of the capitalized costs begins when the software product becomes available to customers and is calculated using the straight-line method over the estimated economic life of the software or on a ratio of current revenues to anticipated revenues, whichever is greater.

DEVELOPMENT STAGE COMPANY - the Company has no revenues since its inception and its activities have been limited to a developmental nature. The Company has therefore has treated its activities since as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Shareholders' Equity section of the balance sheet.

INCOME TAXES - The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

DEBENTURES PAYABLE - The Company applies Emerging Issues Task Force No. 98-5, ACCOUNTING FOR CONVERTIBLE DEBT ISSUED WITH BENEFICIAL CONVERSION FEATURES. EITF No.98-5 requires that a beneficial conversion feature be recognized upon the issuance of convertible securities with favorable conversion feature, and the resultant debt discount be amortized to interest expense during the period from the date of issuance to the date the securities become convertible.

RECENT PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivative assets and liabilities in the statement of financial position and measurement of these instruments at fair value. The statement is effective for the Company in the year June 30, 2001. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial position of the Company or its results of operations and changes in cash flows.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The value of cash and interest bearing deposits, receivables from shareholders and accounts payables and debentures payable are estimated by management to approximate fair market value at January 31, 2001.

3. CONVERTIBLE DEBENTURES

In October 2000, the Company received proceeds of $175,000 by issuing subordinated convertible debentures.

The debentures mature in October 2001 at an interest rate of 12.50% and are subordinated to the claims of general creditors.

Each debenture unit, issued at a price of $100,000 per unit, includes 5,000 detachable warrants that entitles the holder to purchase one share of common stock at an exercise price of 80% of the average market price of the Company's stock for the twenty trading days preceding conversion. The warrants are callable by the Company at $.10 per warrant in the event that the market price of the Company's stock is greater than 150% of the exercise price of the warrant. The warrants expire in October 2003. As a result of the transaction, 8,750 warrants were issued.

Each debenture unit is convertible into common stock at a conversion rate determined by dividing the debenture's principle by 80% of the average market price of the Company's common stock for the twenty trading days preceding conversion. The debentures become convertible in October 2001. In addition, upon maturity, the debentures may be extended for an additional three years at 20% interest and additional warrants at the option of the holder. The debentures are callable by the Company. In the event that the debentures are called, the Company will incur an additional interest expense to the holder of 20% per debenture unit.

As a result of the issuance of the debentures, the Company has recognized $46,558 in additional paid in capital as a beneficial conversion feature upon the issuance of the debentures. The debt discount recognized is being amortized to interest expense using the effective interest method from the date of issuance to the date that the debentures become convertible. During the fiscal year, $46,290 of the debt discount has been amortized to interest expense in the consolidated statement of operations. The resultant debt discount is included in the balance of debentures payable at January 31, 2001.

4. MERGER OF THE COMPANY

In January 2001, the Company sold all of the issued and outstanding common stock of the Company for 7,354,997 shares of common stock of Advanced Technologies Group, Ltd. which represented 95% of the issued and outstanding stock of Advanced Technologies Group Ltd. at the time of the transaction.

In connection with the purchase, the chief executive officer and chairman of the Company replaced the former officers and directors of Advanced Technologies Group, Ltd.

5. COMMITMENTS AND CONTINGENCIES

The Company is not committed to any non-cancelable operating or capital lease agreements.

6. OFFICE & COMPUTER EQUIPMENT

A summary of furniture and equipment at January 31, 2001 is as follows:

Furniture                                             $  5,091
Office equipment                                        11,765
Computer equipment                                     122,393
Less acculated depreciation                            (73,775)
                                                      --------
Net office & computer equipment                       $ 65,474
                                                      ========

Amortization expense of software development costs and trademarks is included in depreciation expense. There is no amortization of software development costs for fiscal year 2001 since the software is not available to customers at January 31, 2001.


7. INCOME TAXES


Provision for income taxes is comprised of the following for the year ended January 31, 2001:

Net loss before provision for income taxes                            $(945,526)


Current tax expense:

Federal                                                               $       0
State                                                                         0
                                                                      ---------

Total                                                                 $       0

Less deferred tax benefit:

Federal loss carry forward                                             (316,605)
State loss tax carry forward                                            (90,770)
Allowance for recoverability                                            407,375
                                                                      ---------

Provision for income taxes                                            $       0
                                                                      =========


A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                                                 34%
Statutory state and local income tax                                        10%
Less allowance for tax recoverability                                      -44%
                                                                      ----------

Effective rate                                                               0%
                                                                      ==========


Deferred income taxes are comprised of the following as of January 31, 2001:


Federal loss carry forward                                            $ 316,605
State loss tax carry forward                                             90,770
Allowance for recoverability                                           (407,375)
                                                                      ---------

Deferred tax benefit                                                  $      0
                                                                      =========

8. LITIGATION

The Company is aware of no litigation pending, threatened or contemplated, or unsatisfied judgments against it.

9. RELATED PARTY TRANSACTIONS

During the year, the Company lent an officer and shareholder of the Company $60,000. The advance is unsecured and is due on demand and is recorded in loans from shareholders in the consolidated balance sheet. The loan carries interest of 3.50%. Interest income of $1,575 attributable to this loan has been recorded as interest income in the consolidated statement of operations.

During the year, the Company borrowed $85,000 from a company that is owned by an officer and a shareholder of the Company. The loan payable is unsecured, due on demand, and non-interest bearing. The loan payable is reflected in loans from shareholders in the consolidated balance sheet.

During the year, the Company paid $48,950 to a company that is owned by an officer and a shareholder of the Company for consulting fees. The payments are reflected in consulting and professional fees in the consolidated statement of operations.

The Company uses office space in a company that is owned by an officer and shareholder of the Company. The Company pays no rent for the use of this space.

11. CHANGE OF ACCOUNTING PRINCIPLE

In fiscal year ended October 31, 1999, the Company capitalized certain costs associated with the development of the software for on-line currency trading and monitoring as per SFAS No. 107. In fiscal year ended January 31, 2001, management elected to adhere to the accounting treatment for software costs as set for in SFAS No.86. Consequently, $950,000 in software costs previously capitalized were reclassified to total costs and operating expenses for fiscal year ended October 31, 1999 in these financial statements.
Below is a summary of the accounts affected by the pro forma restatement for fiscal year ended October 31, 1999.


                                                Originally        Pro-forma
                                                 reported          reported

                                                ----------        -----------
Start Up Costs                                  $  950,000        $         0
Total Assets                                    $2,670,808        $ 1,720,808
Total Stockholders' Equity                      $2,464,038        $ 1,514,038
Net loss                                        $( 631,974)       $(1,581,974)