Form 10QSB
period 2001-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-06-19
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Quarter Ended April 30, 2001

                         Commission File Number 0-30987


                        Advanced Technologies Group, Ltd.
             (Exact name of Registrant as specified in its Charter)


              Nevada                                            80-0987213
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)


  32 Broadway, 4th Floor, New York, NY                             10004
(Address of principal executive offices)                         (Zip Code)


40 Exchange Place, 15th Floor, New York, NY                        10005
           (Former Address)                                      (Zip Code)

                                 (212) 968-0941
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


             Class                                 Outstanding at April 30, 2001
Common stock, $0.0001 par value                              7,782,102

                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----

INDEX                                                                       2


Part 1. Financial information                                               3

Item 1. Condensed Consolidated Financial Statements:

     Balance sheet as of April 30, 2001 and January 31, 2001                4

     Statement of income  (loss) for three months ended April 30, 2001
     and 2000                                                               5

     Statement of cash flows for three months ended April 30, 2001
     and 2000                                                               6

     Statement of changes in shareholders equity for the three months
     ended April 30, 2001                                                   7

     Notes to condensed consolidated financial statements                8 to 10

Item 2. Management's discussion and analysis of financial condition        11

Part II. Other information                                                 14

Signatures                                                                 15

Certifications                                                             16

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited consolidated financial statements have been prepared by Advanced Technologies Group, Ltd. (the "Company" or "ATG") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth herein.

                         Advanced Technology Group, Ltd.
                          (A development stage company)
                             Unaudited Balance Sheet
                              As of April 30, 2001


                                                               30-Apr-01         31-Jan-01
                                                              -----------       -----------
ASSETS

Current assets:
  Cash & interest bearing deposits                            $     4,758       $    18,573
  Receivable from shareholder                                      62,114            61,575
                                                              -----------       -----------

      Total current assets                                         66,872            80,148

Other assets:
  Office & computer equipment                                     139,249           139,249
  Software development costs                                    1,064,062         1,027,962
  Accumulated depreciation                                        (82,836)          (73,775)
  Trademarks & patents                                             10,442            10,615
                                                              -----------       -----------

      Total assets                                            $ 1,197,789       $ 1,184,199
                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                         $    14,693       $    82,401
  Other payable                                                   240,502            85,000
  Debentures payable (net of unamortized discount)                175,000           172,107
                                                              -----------       -----------

      Total current liabilities                                   430,195           339,508

Shareholders' equity:
  Common stock- $.0001 par value, authorized 100,000,000
   shares, issued and outstanding, 7,782,102                          778             1,239
  Additional paid in capital                                    3,898,687         3,898,226
  Accumulated deficit during the development stage             (3,131,871)       (3,054,774)
                                                              -----------       -----------
      Total shareholders' equity                                  767,594           844,691
                                                              -----------       -----------

      Total Liabilities & Shareholders' Equity                $ 1,197,789       $ 1,184,199
                                                              ===========       ===========

              See accompanying notes to these financial statements.

                         Advanced Technology Group, Ltd.
                          (A development stage company)
                        Unaudited Statement of Operations
                      For the Quarter Ended April 30, 2001

                                                   30-Apr-01         30-Apr-00
                                                  -----------       -----------
Revenues:
  Gross Sales                                     $         0       $         0
  Less cost of sales                                        0                 0
                                                  -----------       -----------

  Gross profit on sales                                     0                 0

General and administrative expenses:
  Salaries and benefits                                 3,006             9,875
  Rent & utilities                                     15,000             4,950
  Consulting & professional fees                       20,400            38,389
  General administration                                4,050            11,820
  Communication costs                                  20,761               983
  Amortization                                          3,066                 0
  Depreciation                                          9,061             6,909
                                                  -----------       -----------
  Total costs and operating expenses                   75,344            72,926

Net loss from operations                              (75,344)          (72,926)

Other revenues and expenses:
  Consulting fees                                       5,000                 0
  Interest income                                         539             1,353
  Interest expense                                     (7,292)                0
                                                  -----------       -----------

Net income before provision for income taxes          (77,097)          (71,573)

Provision for income taxes                                  0                 0
                                                  -----------       -----------

Net loss                                          $   (77,097)      $   (71,573)
                                                  ===========       ===========
Loss per common share:
  Basic & fully diluted                           $     $0.01)      $     (0.01)
Weighted average of common shares:
  Basic & fully diluted                             7,782,102         7,782,102

              See accompanying notes to these financial statements.

                         Advanced Technology Group, Ltd.
                          A development stage company)
                        Unaudited Statement of Cash Flows
                      For the Quarter Ended April 30, 2001

                                                         30-Apr-01       30-Apr-00
                                                         ---------       ---------
Operating Activities:
  Net loss                                               $ (77,097)      $ (71,573)
  Adjustments to reconcile net income items
   not requiring the use of cash:
    Depreciation                                             9,061           6,909
    Amortization                                             3,066               0

Changes in other operating assets and liabilities :
  Prepaid expenses                                               0          (1,916)
  Accounts payable & accrued expenses                      (67,708)         (1,275)
                                                         ---------       ---------

Net cash used by operations                               (132,678)        (67,855)

Investing Activities:
  Software development costs capitalized                   (36,100)        (17,260)
                                                         ---------       ---------

Net cash used by investing activities                      (36,100)        (17,260)

Financing Activities:
  Advances to shareholders                                    (539)        (60,175)
  Advances from shareholders                               155,502               0
                                                         ---------       ---------

Net cash provided by financing activities                  154,963         (60,175)
                                                         ---------       ---------

Net decrease in cash during the period                     (13,815)       (145,290)

Cash balance at beginning of the fiscal year                18,573         440,253
                                                         ---------       ---------

Cash balance at end of the period                        $   4,758       $ 294,963
                                                         =========       =========

Supplemental disclosures of cash flow information:
  Interest paid during the period                        $       0       $       0
  Income taxes paid during the period                    $       0       $       0

              See accompanying notes to these financial statements.

                         Advanced Technology Group, Ltd.
                          (A Development Stage Company)
             Unaudited Statement of Changes in Shareholders' Equity
                     For the Quarter Ended January 31, 2001

                                                                          Accumulated
                                                                         Deficit during
                                 Common        Common      Additional     Development
                                 Shares        Amount    Paid in Capital     Stage         Total
                                 ------        ------    ---------------     -----         -----
Balance at January 31, 2001     7,782,102     $  1,239     $3,898,226     ($3,054,774)    $844,691

Adjustment                                        (461)           461                            0

Net loss for the period                                                       (77,097)     (77,097)
                               ----------     --------     ----------     -----------     --------

Balance at April 30, 2001       7,782,102     $    778     $3,898,687     $(3,131,871)    $767,594
                               ==========     ========     ==========     ===========     ========

              See accompanying notes to these financial statements.

                         Advanced Technology Group, Ltd.
                  Notes to the Financial Statements (Unaudited)


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation. The Company is the designer and owner of the FX3000 software program. The FX3000 software is a financial package and trading platform for dealers in foreign currency. The Company has no business operations to date.

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

SOFTWARE DEVELOPMENT COSTS- The Company employs Statement of Financial Accounting Standard No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, (SFAS No. 86), to account for the costs in developing the currency software. The software is designed to enable prospective clients to execute on-line trades and monitor currency transactions that are entered into by the prospective client.

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

DEVELOPMENT STAGE COMPANY- the Company has no revenues since its inception and its activities have been limited to a developmental nature. The Company has therefore has treated its activities since as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Shareholders' Equity section of the balance sheet.

INCOME TAXES- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

2. CONVERTIBLE DEBENTURES

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

As a result of the issuance of the debentures, the Company has recognized $46,558 in additional paid in capital as a beneficial conversion feature upon the issuance of the debentures. The debt discount recognized is being amortized to interest expense using the effective interest method from the date of issuance to the date that the debentures become convertible. During the period, $2,893 of the debt discount has been amortized to interest expense in the statement of operations.

3. NET INCOME PER SHARE

The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. Fully diluted earnings per share include the dilutive effects of common stock equivalents. The effects of the common stock warrants described in Note 2 have not been included in the calculation of diluted net income per share since their inclusion would be anti-dilutive.

4. RELATED PARTY TRANSACTIONS

In fiscal year 2001, the Company lent an officer and shareholder of the Company $60,000. The advance is unsecured and is due on demand and is recorded in loans from shareholders in the consolidated balance sheet. The loan carries interest of 3.50%. Interest income of $539 attributable to this loan has been recorded as interest income in the statement of operations.

During the period, the Company borrowed $155,502 from a company that is owned by an officer and a shareholder of the Company. The loan payable is unsecured, due on demand, and non-interest bearing. The loan payable is reflected in loans from shareholders in the balance sheet.

The Company uses office space in a company that is owned by an officer and shareholder of the Company. The Company pays $5,000 per month for the use of this space beginning in January 2001.

5. INCOME TAXES

Provision for income taxes is comprised of the following:

     Net loss before provision for income taxes                  ($ 77,097)
                                                                 =========
     Current tax expense:
       Federal                                                   $       0
       State                                                             0
                                                                 ---------

     Total                                                               0

     Less deferred tax benefit:
       Tax loss carryforward                                      (665,768)
       Allowance for recoverability                                665,768
                                                                 ---------

     Provision for income taxes                                  $       0
                                                                 =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


    Statutory U.S. federal rate                                         34%
    Statutory state and local income tax                                10%
    Less tax loss carryforward                                         -44%
                                                                 ---------
    Effective rate                                                       0%
                                                                 =========

Deferred income taxes are comprised of the following:

     Tax loss carryforward                                       $ 665,768
     Allowance for recoverability                                 (665,768)
                                                                 ---------
     Deferred tax benefit                                        $       0
                                                                 =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation. The Company is the designer of and, until the formation of a joint venture in 2002 (after the period of this Report), was the owner of the FX3000 software platform. The FX3000 software is a financial package and trading platform for independent traders in foreign currency. During the second quarter of fiscal 2001, the Company began to generate revenues from the leasing of the software program on a limited basis.

Although the period which is the subject of this Report is the three months ended April 30, 2001, this Report has not been filed until June 2003. As indicated in the Company's filing for subsequent periods, after April 30, 2001 the Company underwent a significant change in its business objectives, principally due to a joint venture formed with Tradition, N.A., an international financial institution (the "Joint Venture"), in 2002 wherein the Company transferred all of its ownership interest in and to the FX3000 software to the Joint Venture in exchange for a 25% ownership of the Joint Venture. At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the development and commercialization of other types of technology including innovative software products and systems. For a more detailed discussion of this change in business direction and a description of these new products, see the Company's Annual Report on form 10-KSB for the fiscal year ended January 31, 2002.

General Statement: Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties.

Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

*    Inability of the company to secure additional financing

*    Unexpected economic changes in the United States

* The imposition of new restrictions or regulations by government agencies that affect the Company's business activities.

The following discussion will highlight the relative activities of the Company's business activities as they existed during the period accounted for herein, to wit, the three months ended April 30, 2001. Interested parties are encouraged to read the Company's subsequent filings for a discussion of the evolution of its business operations.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS:

THREE MONTHS CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

During the period of this Report (the three months ended April 30, 2001), the Company completed its initial development of its FX3000 software system and began to implement its direct marketing program for this product. However, no revenues were realized from these efforts during this period.

However, during this period the Company incurred total costs and operating expenses of $75,344, as compared to $72,926 for the same period in the prior fiscal year. These costs included; (i) salaries and benefits of $3,006 (as compared to 49,875 in the prior year); (ii) rent and utilities of $15,000 (compared to $4,950 in the prior year); (iii) Consulting and professional fees of $20,400 (compared to $20,400 in the prior year); (iv) communication costs of $20,761 (compared to $983 in the prior year); and (v) general administrative costs of $4,050 (compared to $11,820. The most significant decrease in costs incurred during this period resulted from the Company's cut back in office staff to part-time personnel only, despite the increase in total office space utilized during this period. Most of the employees currently employed by the Company are in the software development area and management expects consultant and salary costs to remain flat over the next six months.

Communications costs showed one of the most significant increases during this period due primarily to the inclusion of a monthly fee to an internet provider and installation of required T-1 phone lines. The amortization expense reflected during this period resulted as a result of the issuance by the Company of certain debentures in October 2000. Management estimates that cost of sales, or depreciation on the software, will remain level over the next year and the revenues should increase as its marketing efforts begin to show results and the industry becomes more familiar with the Company's product and more of the demo uses are converted to live trading.

During this period the Company also decreased its usage of independent consultants previously required for the development of its software product. However, management expects that this cost item may fluctuate in the future as the need to develop modifications and updates to its software develop.

After deducting general and administrative costs, the Company experienced a net loss from operations of $75,344 as compared to a net loss of $72,926 for the same period last year.

The Company realized $5,000 from miscellaneous software consulting services provided to other companies. Interest income results from the accrued interest on a $60,000 loan advanced to a shareholder in April 2001. The interest charged on the loan is 3.50%. Interest expense represents interest accrued on the outstanding debentures.

Net loss for period was $77,097 compared to a net loss of $71,573 for the same period last year. On a per share basis, loss per share decreased from a loss of $0.01, unchanged from the prior year.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2001, the Company had a working capital deficit of $363,323 as compared to a working capital deficit of $259,362 at January 31, 2001. Since its inception, the Company's principal source of capital has been through the sale of its securities to investors in a series of private placement offerings conducted under Rule 506 of Regulation D promulgated under the Securities Act of 1933. However, during the first quarter of fiscal 2002 the Company had no such sales of securities and most of the Company's operating funds during this period were derived from advances made by shareholders to the Company.

On a consolidated basis at April 30, 2001 cash on hand was $4,758 as compared with $18,573 at January 31, 2001. During the period, operations used cash of $132,678. In addition, during this period, the Company spent $36,100 on the further development and upgrade of the software program. The FX3000 software program will be continually upgraded.

During the period the Company received advances from shareholders of $155,502 that were utilized for operations. The advances have no stated interest.

Total assets at April 30, 2001 were $1,197,789. Most of the assets are comprised of the capitalized costs associated with the development of the FX3000 software program, or $1,064,062. The category "Other payable" consists of the advances from shareholders discussed above.

The Company's total stockholders' equity decreased from $844,691 at January 31, 2001 to $767,594 at April 30, 2001. The decrease is due to the expenditures in connection with the ongoing development of its FX3000 software and the lack of revenues or proceeds from the sale of securities, including a net loss from operations of $77,097 during this period.

During the balance of fiscal 2002, the Company projects additional expenditures in connection with the continual upgrading and expansion of the FX3000 software program.

III. INFLATION

Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to the fact that its revenues and profits are expected to be derived from the licensing of its software system to operators, such as broker/dealers for the use of their clients. Essentially, the Company's software product is intended to facilitate an investment environment that is typically not affected by inflationary trends.

IV. TRENDS AFFECTING LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS

A number of factors are expected to impact the Company's liquidity, capital resources and future operations. Included among these are governmental regulation of the trading of currencies by individuals and the acceptability of currency trading by a large number of individual high net worth investors. Management believes that the increasing regulation of securities and other forms of investment vehicles will increase demand for alternate investment vehicles such as currency trading, thereby increasing demand for the Company's products and will significantly expand the Company's markets.

The Company has developed its FX3000 software to allow access by individual and institutional traders to what has traditionally been an investment arena restricted to large financial institutions and banks. Management believes that as investors become more sophisticated there will be an increased demand for access to these types of previously unavailable trading vehicles.

As other new technological products under development by the Company are introduced, management believes that sales revenues will increase and, over the long term, will result in stable sales and profits for the Company.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.                         Description
    -----------                         -----------

       99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

       99.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(b) Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2003                      By: /s/ Abel Raskas
                                            ---------------------------------
                                            Abel Raskas
                                            President


Date: June 19, 2003                     By: /s/ Alex Stelmak
                                            ---------------------------------
                                            Alex Stelmak
                                            Chief Excutive Officer and
                                            Chief Financial Officer

                CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Abel Raskas, President and a Director of the Registrant, Advanced Technologies Group, Ltd, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Advanced Technologies Group, Ltd.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

    4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003                      By: /s/ Abel Raskas
                                            ---------------------------------
                                            Abel Raskas
                                            President and a Director

                CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     I, Alex Stelmak, Chief Financial Officer and a Director of the Registrant, Advanced Technologies Group, Ltd., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Advanced Technologies Group, Ltd.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

    4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003                     By: /s/ Alex Stelmak
                                            ---------------------------------
                                            Alex Stelmak
                                            Chief Financial Officer and
                                            A Director