Form 10QSB
period 2001-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-06-19
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Quarter Ended July 31, 2001

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at July 31, 2001
Common stock, $0.0001 par value                             7,782,102

                                TABLE OF CONTENTS


Item                                                                    Page
----                                                                    ----

INDEX                                                                     2


Part 1. Financial information                                             3

Item 1. Condensed Consolidated Financial Statements:

     Balance sheet as of July 31, 2001 and January 31, 2001               4

     Statement of income  (loss) for six months ended July 31, 2001
     and 2000                                                             5

     Statement of cash flows for six months ended July 31, 2001
     and 2000                                                             6

     Statement of changes in shareholders equity for the six months
     ended July 31, 2001                                                  7

     Notes to condensed consolidated financial statements               8 to 10

Item 2. Management's discussion and analysis of financial condition       10

Part II. Other information                                                14

Signatures                                                                14

Certifications                                                            15

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

                        Advanced Technologies Group, Ltd.
                            Unaudited Balance Sheets
                    As of July 31, 2001 and January 31, 2001

                                                               31-Jul-01         31-Jan-01
                                                               ---------         ---------
ASSETS

Current assets:
   Cash & interest bearing deposits                           $   297,977       $    18,573
   Receivable from shareholder                                     63,372            61,575
                                                              -----------       -----------

Total current assets                                              361,349            80,148

Other assets:
   Office & computer equipment                                    157,419           139,249
   Software development costs                                   1,095,208         1,027,962
   Accumulated depreciation                                      (105,444)          (73,775)
   Trademarks & patents                                            10,353            10,615
                                                              -----------       -----------

      Total assets                                            $ 1,518,885       $ 1,184,199
                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS'EQUITY

Current liabilities:
   Accounts payable & accrued expenses                        $    29,698       $    82,401
   Other payable                                                  195,502            85,000
   Debentures payable (net of unamortized discount)               175,000           172,107
                                                              -----------       -----------

Total current liabilities                                         400,200           339,508

Shareholders' equity:
  Common stock- $.0001 par value, authorized 100,000,000
   shares, issued and outstanding, 7,782,102                        1,239             1,239
  Additional paid in capital                                    4,417,390         3,898,226
  Accumulated deficit during the development stage             (3,299,944)       (3,054,774)
                                                              -----------       -----------
      Total shareholders' equity                                1,118,685           844,691
                                                              -----------       -----------

      Total Liabilities & Shareholders' Equity                $ 1,518,885       $ 1,184,199
                                                              ===========       ===========

              See accompanying notes to these financial statements

                        Advanced Technologies Group, Ltd.
                       Unaudited Statements of Operations
                       For the Six and Three Months Ended
                         July 31, 2001 and July 31, 2000

                                               Nine months       Nine months       Three months     Three months
                                                31-Jul-01         31-Jul-00         31-Jul-01         31-Jul-00
                                               -----------       -----------       -----------       -----------
Revenues:
  Gross Sales                                  $     8,414       $         0       $     8,414       $         0
  Less cost of sales                               (18,003)                0           (18,003)                0
                                               -----------       -----------       -----------       -----------

  Gross profit on sales                             (9,589)                0            (9,589)                0

General and administrative expenses:
  Salaries and benefits                              4,083            73,890             1,077            64,015
  Rent & utilities                                  33,396            26,705            18,396            21,755
  Consulting & professional fees                   100,179           212,307            79,779           173,918
  General administration                            23,978            63,683            19,928            51,863
  Communication costs                               37,101            19,047            16,340            18,064
  Amortization                                       3,217                 0               151                 0
  Depreciation                                      13,666                 0             4,605            (6,909)
                                               -----------       -----------       -----------       -----------

     Total costs and operating expenses            215,620           395,632           140,276           322,707

Net loss from operations                          (225,209)         (395,632)         (149,865)         (322,707)

Other revenues and expenses:
  Consulting fees                                    5,000                 0                 0                 0
  Interest income                                    1,851             7,273             1,312             5,920
  Interest expense                                 (26,812)                0           (19,520)                0
                                               -----------       -----------       -----------       -----------

Net income before provision for income taxes      (245,170)         (388,359)         (168,073)         (316,787)

Provision for income taxes                               0                 0                 0                 0
                                               -----------       -----------       -----------       -----------

Net loss                                       $  (245,170)      $  (388,359)      $  (168,073)      $  (316,787)
                                               ===========       ===========       ===========       ===========
Loss per common share:
  Basic & fully diluted                        $     (0.03)      $     (0.05)      $     (0.02)      $     (0.04)
Weighted average of common shares:
  Basic & fully diluted                          7,782,102         7,782,102         7,782,102         7,782,102

              See accompanying notes to these financial statements.

                        Advanced Technologies Group, Ltd.
                       Unaudited Statements of Cash Flows
            For the Six Months Ended July 31, 2001 and July 31, 2000


                                                      31-Jul-01       31-Jul-00
                                                      ---------       ---------
Operating Activities:
  Net loss                                            $(245,170)      $(388,359)
  Adjustments to reconcile net income items
   not requiring the use of cash:
     Depreciation                                        31,669               0
     Amortization                                         3,155               0
     Interest income                                     (1,797)           (700)

Changes in other operating assets and liabilities :
  Prepaid expenses                                            0           3,495
  Accounts payable & accrued expenses                   (52,703)          4,944
                                                      ---------       ---------

Net cash used by operations                            (264,846)       (380,620)

Investing Activities:
  Purchase of computer server                           (18,170)              0
  Software development costs capitalized                (67,246)        (56,228)
                                                      ---------       ---------

Net cash used by investing activities                   (85,416)        (56,228)

Financing Activities:
  Subscriptions received                                542,191          15,000
  Brokerage fees paid                                   (23,027)              0
  Advances to shareholders                                    0         (60,000)
  Advances from shareholders                            110,502               0
                                                      ---------       ---------

Net cash provided by financing activities               629,666         (60,000)
                                                      ---------       ---------

Net decrease in cash during the period                  279,404        (496,848)

Cash balance at beginning of the fiscal year             18,573         636,583
                                                      ---------       ---------

Cash balance at end of the period                     $ 297,977       $ 139,735
                                                      =========       =========
Supplemental disclosures of cash flow information:
  Interest paid during the period                     $       0       $       0
  Income taxes paid during the period                 $       0       $       0

              See accompanying notes to these financial statements.

                        Advanced Technologies Group, Ltd.
             Unaudited Statement of Changes in Shareholders' Equity
                    For the Six Months Ended January 31, 2001


                                                                             Accumulated
                                                                            Deficit during
                                Common        Common        Additional        Development
                                Shares        Amount      Paid in Capital       Stage            Total
                                ------        ------      ---------------       -----            -----
Balance at January 31, 2001    7,782,102    $   1,239       $3,898,226        ($3,054,774)    $  844,691

Subscriptions received                                         519,164                           519,164

Net loss for the period                                                          (245,170)      (245,170)
                              ----------    ---------       ----------        -----------     ----------

Balance at July 31, 2001       7,782,102    $   1,239       $4,417,390        ($3,299,944)    $1,118,685
                              ==========    =========       ==========        ===========     ==========

              See accompanying notes to these financial statements.

                        Advanced Technologies Group, Ltd.
                  Notes to the Financial Statements (Unaudited)


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

SOFTWARE DEVELOPMENT COSTS- The Company employs Statement of Financial Accounting Standard No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, (SFAS No. 86), to account for the costs in developing the foreign currency trading software. The software is designed to enable clients to execute on-line trades and monitor currency transactions that are entered into by the prospective client.

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

DEVELOPMENT STAGE COMPANY- Prior to the second quarter ended July 31, 2001, the Company's business activities were limited to a developmental nature. The Company accounted for its business transactions during this development stage in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Shareholders' Equity section of the balance sheet. During the second quarter ended July 31, 2001, the Company began to receive value added service fees for the use of its FX3000 software program. Earnings and losses going forward will be accounted for as "retained earnings or losses in the shareholder equity section of the balance sheet.

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

3. RELATED PARTY TRANSACTIONS

During the period, the Company borrowed $110,502 from a company that is owned by an officer and a shareholder of the Company. The loan payable is unsecured, due on demand, and non-interest bearing. The loan payable is reflected in loans from shareholders in the balance sheet.

The Company uses office space in a company that is leased by an officer and shareholder of the Company.

4. INCOME TAXES

Provision for income taxes is comprised of the following:

     Net loss before provision for income taxes                  $(245,170)
                                                                 =========

     Current tax expense:
       Federal                                                   $       0
       State                                                             0
                                                                 ---------

     Total                                                               0

     Less deferred tax benefit:

     Tax loss carryforward                                        (780,058)
     Allowance for recoverability                                  780,058
                                                                 ---------

     Provision for income taxes                                  $       0
                                                                 =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

       Statutory U.S. federal rate                                      34%
       Statutory state and local income tax                             10%
       Less tax loss carryforward                                      -44%
                                                                 ---------

       Effective rate                                                    0%
                                                                 =========

Deferred income taxes are comprised of the following:

     Tax loss carryforward                                       $ 780,058
     Allowance for recoverability                                 (780,058)
                                                                 ---------

     Deferred tax benefit                                        $       0
                                                                 =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation. The Company is the designer and, until the formation of a joint venture in 2002 (after the period of this Report), was the owner of the FX3000 software program. The FX3000 software is a financial package and trading platform for independent traders in foreign currency. During the second quarter of fiscal 2001, the Company began to generate revenues from the leasing of the software program on a limited basis.

Although the period which is the subject of this Report is the six months ended July 31, 2001, this Report has not been filed until June 2003. As indicated in the Company's filing for subsequent periods, after July 31, 2001 the Company underwent a significant change in its business objectives, principally due to a joint venture formed with Tradition, N.A., an international financial institution (the "Joint Venture"), in 2002 wherein the Company transferred all of its ownership interest in and to the FX3000 software to the Joint Venture in exchange for a 25% ownership of the Joint Venture. At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the development and commercialization of other types of technology including innovative software products and systems. For a more detailed discussion of this change in business direction and a description of these new products, see the Company's Annual Report on form 10-KSB for the fiscal year ended January 31, 2002.

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

The following discussion will highlight the relative activities of the Company's business activities as they existed during the period accounted for herein, to wit, the six months ended July 31, 2001. Interested parties are encouraged to read the Company's subsequent filings for a discussion of the evolution of its business operations.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS:

SIX MONTHS CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

During the period of this Report (the six months ended July 31, 2001), the Company began to lease its foreign currency software program to various independent dealers in foreign currency. Management expects sales revenues to exponentially increase over the next year and then to level off as the market for its product matures.

Revenues for the period were $8,144, which represents value added service fees for the usage of the Company's software. Cost of sales is depreciation of the costs of developing the FX3000 program. Gross profits were a deficit of $9,589 for the period. Gross profits were in deficit since the full cost of the software program became depreciable in the second quarter as the program was placed into service. Management estimates that cost of sales, or depreciation on the software, will remain level over the next year and the revenues should increase as the industry becomes more familiar with the Company's product and more of the demo uses are converted to live trading.

General and administrative expenses for the period were $215,620 compared to $395,620 in the same period of 2000, a decrease of 45%. The decrease in general and administrative costs is attributed to the contraction of employee and consulting costs. Most of the employees currently employed by the Company are in the software development area and management expects consultant and salary costs to remain flat over the next six months.

After deducting general and administrative costs, the Company experienced a loss from operations of $225,209 as compared to a loss of $395,632 for the same period last year.

The Company realized $5,000 from miscellaneous software consulting services provided to other companies. Interest income results from the accrued interest on a $60,000 loan advanced to a shareholder in April 2001. The interest charged on the loan is 3.50%. Interest expense represents interest accrued on the outstanding debentures.

Net loss for period was $245,170 compared to a loss of $388,359 for the same period last year. On a per share basis, loss per share decreased from a loss of $0.05 to a loss of $0.03.

THREE MONTHS ENDED JULY 31, 2001 CONSOLIDATED SALES, GROSS PROFIT, AND NET
INCOME:

Revenues for the period were $8,144, which represents value added service fees for the usage of the Company's software. Cost of sales includes depreciation of the costs of developing the FX3000 program. Gross profits were a deficit of $9,589 for the period. Gross profits were in deficit since the full cost of the software program became depreciable in the second quarter as the program was placed into service. Management estimates that cost of sales, or depreciation on the software, will remain level over the next year and the revenues should increase as the industry becomes more familiar with the Company's product and more of the demo uses are converted to live trading.

General and administrative expenses for the period were $140,276 compared to $322,707 in the same period of 2000, a decrease of 57%. The decrease in general and administrative costs during the current period is attributed to the contraction of employee and consulting costs. Most of the employees currently employed by the Company are in the software development area. At July 31, 2001 management projected that consultant and salary costs would remain flat over the next six months.

After deducting general and administrative costs, the Company experienced a loss from operations of $149,865 for the first six months of fiscal 2002 as compared to a loss of $322,707 for the same period in fiscal 2001.

Interest income results from the accrued interest on a $60,000 loan advanced to a shareholder in April 2001. The interest charged on the loan is 3.50%. Interest expense represents interest accrued on the outstanding debentures.

Net loss for period was $168,073 compared to a loss of $316,787 for the same period last year. On a per share basis, loss per share decreased from a loss of $0.04 to a loss of $0.02.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2001, the company had a working capital deficit of $38,851 as compared to a working capital deficit of $259,362 at January 31, 2001. Since its inception, the Company's principal source of capital has been through the sale of its securities to investors in a series of private placement offerings conducted under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Most of the increase in working capital during the period reported herein is attributable to net proceeds of $519,164 in stock subscriptions received during the first six months of fiscal year 2002.

On a consolidated basis at July 31, 2001 cash on hand was $297,977 as compared with $18,573 at January 31, 2001. During the period, operations used cash of $264,846. During the period, the Company purchased an additional computer server for $18,170 in order to improve and expand its online service. In addition the Company spent $67,246 on the further development and upgrade of the software program. The FX3000 software program will be continually upgraded as sales volume increases.

During the period, the Company received proceeds of $542,191 for subscriptions to 271,095 shares of stock. The Company paid $23,027 during the period in placement fees associated with the raising of capital.

During the period, a shareholder of the Company advanced $10,502 for operations. The advance has no stated interest.

Total assets at July 31, 2001 were $1,518,885. Most of the assets are comprised of the capitalized costs associated with the development of the FX3000 software program, or $1,095,208. Other payable is the advances from shareholders discussed above.

The Company's total stockholders' equity increased from $844,691 at January 31, 2001 to $1,118,685 at July 31, 2001. The increase is due to a combination of net proceeds from subscriptions sold of $519,164 and a net loss from operations of $245,170.

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


Date: June 19, 2003                     By: /s/ Abel Raskas
                                            ---------------------------------
                                            Abel Raskas
                                            President


Date: June 19, 2003                     By: /s/ Alex Stelmak
                                            ---------------------------------
                                            Alex Stelmak
                                            Chief Executive Officer and
                                            Chief Financial Officer

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

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controlssubsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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