Form 10QSB
period 2001-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-06-19
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Quarter Ended October 31, 2001

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at October 31, 2001
Common stock, $0.0001 par value                            7,782,102

                                TABLE OF CONTENTS


Item                                                                    Page
----                                                                    ----

INDEX                                                                     2


Part 1. Financial information                                             3

Item 1. Condensed Consolidated Financial Statements:

     Balance sheet as of October 31, 2001 and January 31, 2001            4

     Statement of income  (loss) for nine months ended October 31, 2001
     and 2000                                                             5

     Statement of cash flows for nine months ended October 31, 2001
     and 2000                                                             6

     Statement of changes in shareholders equity for the nine months
     ended October 31, 2001                                               7

     Notes to condensed consolidated financial statements              8 to 9

Item 2. Management's discussion and analysis of financial condition       10

Part II. Other information                                                13

Signatures                                                                14

Certifications                                                            15

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

                        Advanced Technologies Group, Ltd.
                            Unaudited Balance Sheets
                   As of October 31, 2001 and January 31, 2001

                                                                31-Oct-01         31-Jan-01
                                                                ---------         ---------
ASSETS

Current assets:
   Cash & interest bearing deposits                            $   740,398       $    18,573
                                                               -----------       -----------

Total current assets                                               740,398            18,573

Other assets:
   Office & computer equipment                                     173,529           139,249
   Software development costs                                    1,689,446         1,027,962
   Accumulated depreciation                                       (186,040)          (73,775)
                                                               -----------       -----------
Net property and equipment                                       1,676,935         1,093,436

   Receivable from shareholder                                      63,251            61,575
   Security deposit                                                 45,000                 0
   Trademarks & patents (net of amortization)                       11,715            10,615
                                                               -----------       -----------

      Total assets                                             $ 2,537,299       $ 1,184,199
                                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                         $    13,071       $    82,401
   Shareholder payable                                                   0            85,000
   Debentures payable (net of unamortized discount)                      0           172,107
                                                               -----------       -----------

Total current liabilities                                           13,071           339,508

Shareholders' equity:
   Common stock- $.0001 par value, authorized 100,000,000
    shares, issued and outstanding, 7,782,102                        1,305             1,239
   Additional paid in capital                                    5,938,265         3,898,226
   Accumulated deficit during the development stage             (3,415,342)       (3,054,774)
                                                               -----------       -----------
      Total shareholders' equity                                 2,524,228           844,691
                                                               -----------       -----------

      Total Liabilities & Shareholders' Equity                 $ 2,537,299       $ 1,184,199
                                                               ===========       ===========

              See accompanying notes to these financial statements.

                        Advanced Technologies Group, Ltd.
                       Unaudited Statements of Operations
                       For the Nine and Three Months Ended
                      October 31, 2001 and October 31, 2000

                                              Nine months       Nine months       Three months      Three months
                                               31-Oct-01         31-Oct-00         31-Oct-01         31-Oct-00
                                              -----------       -----------       -----------       -----------
Revenues:
  Gross Sales                                 $   124,039       $         0       $   115,625       $         0
  Less cost of sales                              (87,308)                0           (69,305)                0
                                              -----------       -----------       -----------       -----------

     Gross profit on sales                         36,731                 0            46,320                 0

General and administrative expenses:
  Salaries and benefits                            82,912           120,622            78,829            46,732
  Rent & utilities                                 54,921            36,605            21,525             9,900
  Consulting & professional fees                   92,159           253,906            (8,020)           41,599
  General administration                           64,392            94,474            40,414            30,791
  Communication costs                              58,533            33,348            21,432            14,301
  Amortization                                        400                 0            (2,817)                0
  Depreciation                                     24,957            20,688            11,291            20,688
                                              -----------       -----------       -----------       -----------

     Total costs and operating expenses           378,274           559,643           162,654           164,011

Net loss from operations                         (341,543)         (559,643)         (116,334)         (164,011)

Other revenues and expenses:
  Consulting fees                                  11,250                 0             6,250                 0
  Interest income                                   2,050             9,053               199             1,780
  Interest expense                                (32,325)                0            (5,513)                0
                                              -----------       -----------       -----------       -----------

Net income before provision for income taxes     (360,568)         (550,590)         (115,398)         (162,231)

Provision for income taxes                              0                 0                 0                 0
                                              -----------       -----------       -----------       -----------

Net loss                                      $  (360,568)      $  (550,590)      $  (115,398)      $  (162,231)
                                              ===========       ===========       ===========       ===========
Loss per common share:
  Basic & fully diluted                       $     (0.05)      $     (0.07)      $     (0.01)      $     (0.02)

Weighted average of common shares:
  Basic & fully diluted                         7,782,102         7,782,102         7,782,102         7,782,102

              See accompanying notes to these financial statements.

                        Advanced Technologies Group, Ltd.
                       Unaudited Statements of Cash Flows
         For the Nine Months Ended October 31, 2001 and October 31, 2000

                                                          31-Oct-01         31-Oct-00
                                                          ---------         ---------
Operating Activities:
  Net loss                                               $  (360,568)      $  (550,590)
  Adjustments to reconcile net income items
   not requiring the use of cash:
     Depreciation                                            112,265            20,688
     Amortization                                              3,293                 0
     Interest income                                          (1,676)             (875)

Changes in other operating assets and liabilities :
  Prepaid expenses                                                 0            (3,852)
  Accounts payable & accrued expenses                        (47,190)            2,082
                                                         -----------       -----------

Net cash used by operations                                 (293,876)         (532,547)

Investing Activities:
  Security deposit on office space                           (45,000)                0
  Legal fees for patent/trademark                             (1,500)           (1,025)
  Purchase of computer server                                (34,280)                0
  Software development costs capitalized                    (661,484)          (56,228)
                                                         -----------       -----------

Net cash used by investing activities                       (742,264)          (57,253)

Financing Activities:
  Subscriptions received                                   1,990,670            15,000
  Placement fees paid                                       (147,705)                0
  Shareholder advances paid                                  (85,000)          (60,000)
                                                         -----------       -----------

Net cash provided by financing activities                  1,757,965           (45,000)
                                                         -----------       -----------

Net decrease in cash during the period                       721,825          (634,800)

Cash balance at beginning of the fiscal year                  18,573           636,584
                                                         -----------       -----------

Cash balance at end of the period                        $   740,398       $     1,784
                                                         ===========       ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                        $         0       $         0

  Income taxes paid during the period                    $         0       $         0

              See accompanying notes to these financial statements.

                        Advanced Technologies Group, Ltd.
             Unaudited Statement of Changes in Shareholders' Equity
                   For the Nine Months Ended October 31, 2001

                                     Common        Common       Additional      Accumulated
                                     Shares        Amount     Paid in Capital     Deficit         Total
                                     ------        ------     ---------------     -------         -----
Balance at January 31, 2001         7,782,102     $ 1,239       $3,898,226      ($3,054,774)    $  844,691

Subscriptions received                                           1,842,965                       1,842,965

Conversion of debentures to stock      66,208          66          197,074                         197,140

Net loss for the period                                                            (360,568)      (360,568)
                                   ----------     -------       ----------      -----------     ----------

Balance at July 31, 2001            7,848,310     $ 1,305       $5,938,265      ($3,415,342)    $2,524,228
                                   ==========     =======       ==========      ===========     ==========

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

CASH AND INTEREST BEARING DEPOSITS- For the purpose of calculating changes in cash flows, cash includes cash balances and highly liquid short-term investments with an original maturity of 3 months or less.

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

3. RELATED PARTY TRANSACTIONS

The Company advanced $60,000 to a shareholder and an officer of the Company in April 2000. The advance is due upon demand and is unsecured and carries an interest rate of 3.5%.

4. CONVERSION OF DEBENTURES

During the quarter, the holders of the convertible debentures elected to convert the debt to common stock. As a result, the Company retired $175,000 of the convertible debt and accrued interest of $22,140 and issued 66,208 shares of common stock.

5. INCOME TAXES

Provision for income taxes is comprised of the following:

     Net loss before provision for income taxes                  ($360,568)
                                                                 =========
     Current tax expense:

     Federal                                                     $       0
     State                                                               0
                                                                 ---------
     Total                                                               0

     Less deferred tax benefit:
     Tax loss carryforward                                        (858,529)
     Allowance for recoverability                                  858,529
                                                                 ---------
     Provision for income taxes                                  $       0
                                                                 =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

      Statutory U.S. federal rate                                       34%
      Statutory state and local income tax                              10%
      Less tax loss carryforward                                       -44%
                                                                 ---------
      Effective rate                                                     0%
                                                                 =========

Deferred income taxes are comprised of the following:

     Tax loss carryforward                                       $ 858,529
     Allowance for recoverability                                 (858,529)
                                                                 ---------
     Deferred tax benefit                                        $       0
                                                                 =========
6. SUBSEQUENT EVENT

In October 2001, the Company issued 7,000,000 shares of common stock to purchase 100% of the issued and outstanding common stock of Luxury Lounge Inc., Luxury Lounge Inc. (Luxury) was incorporated in the State of Delaware on August 18, 1999. The Company operates an on-line interactive web site specializing in selling jewelry and other luxury appliances at a discount to the retail and wholesale consumer.

Luxury is also currently developing software programs for use in the E-Commerce industry.

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

During October 2001, the Company issued 7,906,497 shares of common stock to purchase 100% of the issued and outstanding common stock of Luxury Lounge Inc. ("Luxury"). Luxury was incorporated in the State of Delaware on August 18, 1999 and operates an on-line interactive web site specializing in selling jewelry and other luxury appliances at a discount to the retail and wholesale consumer. However, in addition to its on-line marketing operations, Luxury is also in the process of developing several ancillary technologies designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. The Company believes that these technologies, when properly developed, will have the potential for generating significant revenues and profits for the Company. As the Company completes the development of its FX3000 software product, it plans to turn its attention to the development of these additional technologies for future product offerings.

Although the period which is the subject of this Report is the six months ended July 31, 2001, this Report has not been filed until June 2003. As indicated in the Company's filing for subsequent periods, after July 31, 2001 the Company underwent a significant change in its business objectives, principally due to a joint venture formed with Tradition, N.A., an international financial institution (the "Joint Venture"), in 2002 wherein the Company transferred all of its ownership interest in and to the FX3000 software to the Joint Venture in exchange for a 25% ownership of the Joint Venture. At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the development and commercialization of other types of technology including innovative software products and systems based upon the technology being developed by Luxury. For the same reasons, the Company also terminated the on-line sale of luxury products by Luxury and elected to concentrate its efforts and resources to the development of its technology products. For a more detailed discussion of this change in business direction and a description of these new products, see the Company's Annual Report on form 10-KSB for the fiscal year ended January 31, 2002.

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

The following discussion will highlight the Company's business activities as they existed during the period accounted for herein, to wit, the six months ended October 31, 2001. Interested parties are encouraged to read the Company's subsequent filings for a discussion of the evolution of its business operations.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

NINE MONTHS CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

During the second quarter of fiscal 2002, the Company began to lease its foreign currency software program to various independent dealers in foreign currency. Marketing of this software continued throughout the third quarter with an increase in revenues. Management expects sales revenues to exponentially increase over the next year and then to level off as the market for its product matures. Since the Company had no revenues during the same period in the prior fiscal year, much of the following information is presented without comparison.

Revenues for the period were $124,039, which represents value added service fees for the usage of the Company's software. Cost of sales is the depreciation of the costs of developing the FX3000 program. Gross profits on sales were $36,731 for the period. Management estimates that cost of sales, or depreciation on the software, will remain level to a slight increase over the next year and the revenues should increase as the industry becomes more familiar with the Company's product and more of the demo uses are converted to live trading.

General and administrative expenses for the period were $378,274 compared to $559,643 in the same period of 2000, a decrease of 32%. The decrease in general and administrative costs is mainly attributed to the decrease of employee and consulting costs. Management expects consultant and salary costs to remain flat over the next six months.

After deducting general and administrative costs, the Company experienced a loss from operations of $341,543 as compared to a loss of $559,643 for the same period last year.

The Company realized $11,250 from miscellaneous software consulting services provided to other companies. Interest income on the loan advanced to a shareholder in was $2,050. Interest expense represents interest accrued on the outstanding debentures.

Net loss for period was $360,568 compared to a loss of $550,590 for the same period last year. On a per share basis, loss per share decreased from a loss of $0.07 per share for the first nine months of last year to a loss of $0.05 per share during the first nine months of this year.

THREE MONTHS ENDED OCTOBER 31, 2001 CONSOLIDATED SALES, GROSS PROFIT, AND NET
INCOME:

Revenues for the period were $115,625, which represents value added service fees for the usage of the Company's software. Cost of sales includes depreciation of the costs of developing the FX3000 program. Gross profits on sales were $46,320 for the period. Management estimates that cost of sales, or depreciation on the software, will remain level to a slight increase over the next year and that revenues should increase as the industry becomes more familiar with the Company's product and more of the demo uses are converted to live trading.

General and administrative expenses for the period were $162,654, compared to $164,011 in the same period of 2000. Some of the costs that have increased this quarter are salaries and rent expense. Employee costs increased by approximately $32,000 as the president of the Company began to take a salary. However, this increase was completely offset by the significant reduction in consulting and professional fees during the third quarter of fiscal 2002. During the third quarter, the Company began to rent new office space. Rent expense on the new office space is approximately $9,500 per month.

After deducting general and administrative costs, the Company experienced a loss from operations of $116,334 as compared to a loss from operations of $164,011 for the same period last year.

Net loss for period was $115,398 compared to a loss of $162,231 for the same period last year. On a per share basis, loss per share decreased from $0.02 per share for the first nine months of fiscal 2001 to $0.01 per share for the nine months ended October 31, 2001.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2001, the Company had working capital of $737,327 compared to a working capital deficit of $320,935 at January 31, 2001. Most of the increase in working capital is attributable to net proceeds of $1,842,965 in stock subscriptions received during the period and the purchase of $641,233 of software development, computer equipment, trademark protection, and a security deposit on office space. In addition, the convertible debentures of $175,000 and accrued interest of $22,140 were converted to common stock during the third quarter.

On a consolidated basis at October 31, 2001 cash on hand was $740,398 as compared with $18,573 at January 31, 2001. During the nine months ended October 31, 2001, operations used cash of $293,876. The Company purchased a computer server, some computer software and other equipment for $34,280 in order to improve and expand its online service. In addition the Company spent $661,484 on further developing the software program. The Company continued FX3000 software program will be continually upgraded as sales volume increases. Management cannot predict the amount of future expenditures that will be required at this time. During the quarter, the Company deposited $45,000 as security for new office space.

During the period, the Company received proceeds of $1,990,670 for subscriptions to 663,557 shares of stock. The Company paid $147,705 during the period to consultants in placement fees associated with the raising of capital.

Total assets at October 31, 2001 were $2,537,299. Most of the assets are comprised of the capitalized costs associated with the development of the FX3000 software program, or $1,689,446.

The Company's total stockholders' equity increased from $844,691 at January 31, 2001 to $2,524,228 at October 31, 2001. The increase is due to a combination of net proceeds from subscriptions sold of $1,842,965 and a net loss from operations of $423,429 and the conversion of $197,140 of debt to common stock.. During the coming fiscal year, the Company projects additional expenditures in connection with the continual upgrading and expansion of the FX3000 software program.

III. INFLATION

Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to the fact that its revenues and profits are expected to be derived from the licensing of its software system to operators, such as broker/dealers for the use of their clients. Essentially, the Company's software product is intended to facilitate an investment environment which is typically not affected by inflationary trends.

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