Form 10QSB
period 2002-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-06-19
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Quarter Ended April 30, 2002

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at April 30, 2002
Common stock, $0.0001 par value                           16,252,167

                                TABLE OF CONTENTS

Item                                                                    Page
----                                                                    ----

INDEX                                                                     2


Part 1. Financial information                                             3

Item 1. Condensed Consolidated Financial Statements:

     Balance sheet as of April 30, 2001 and January 31, 2002              4

     Statement of income  (loss) for three months ended April 30, 2001
     and 2000                                                             5

     Statement of cash flows for three months ended April 30, 2001
     and 2000                                                             6

     Statement of changes in shareholders equity for the three months
     ended April 30, 2001                                                 7

     Notes to condensed consolidated financial statements               8 to 12

Item 2. Management's discussion and analysis of financial condition      13

Part II. Other information                                               16

Signatures                                                               17

Certifications                                                           18

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

                        Advanced Technologies Group, Ltd.
                      Unaudited Consolidated Balance Sheets
                    As of April 30, 2002 and January 31, 2002

                                                                           30-Apr-02           31-Jan-02
                                                                           ---------           ---------
ASSETS

Current assets:
   Cash & interest bearing deposits                                       $    228,832       $    316,752
   Accounts receivable                                                          24,860             21,000
   Prepaid expenses                                                              5,569                  0
                                                                          ------------       ------------
      Total current assets                                                     259,261            337,752

Other assets:
   Property & equipment (net of accumulated depreciation of
    $624,230 at April 30, 2002 and $622,851 at January 31, 2002)               253,199          1,810,653
   Investment in joint venture                                               1,670,485                  0
   Receivable from shareholder                                                  74,096             72,605
   Security deposit                                                             45,000             45,000
   Trademarks & patents (net of amortization of $753 at
    April 30, 2002 and $606 at January 31, 2002)                                11,362             11,509
                                                                          ------------       ------------

      Total assets                                                        $  2,313,403       $  2,277,519
                                                                          ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                    $    355,494       $    428,904
                                                                          ------------       ------------
      Total current liabilities                                                355,494            428,904

Shareholders' equity:
   Series A preferred stock, one share convertible to
    one share of common; 13% cumulative non-participating,
    authorized 1,000,000 shares at stated value of $3 per
    share, issued and outstanding 890,563 shares                             2,324,743          2,332,402
   Series B preferred stock, one share convertible to one share of common; 6% cumulative non-participating, authorized 7,000,000 shares at stated value of $3 per share, issued and outstanding
    212,495 shares                                                             682,828                  0

   Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 16,252,167 at April 30, 2002 and
    8,333,602 at January 31, 2002                                                1,625              1,625
   Additional paid in capital                                               27,791,914         27,765,258
   Accumulated deficit                                                     (28,843,201)       (28,250,670)
                                                                          ------------       ------------
      Total shareholders' equity                                             1,957,909          1,848,615
                                                                          ------------       ------------

      Total Liabilities & Shareholders' Equity                            $  2,313,403       $  2,277,519
                                                                          ============       ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
            For the Quarters Ended April 30, 2002 and April 30, 2001


                                                     30-Apr-02          30-Apr-01
                                                     ---------          ---------
Revenues:
  Gross Sales                                      $     64,989       $          0
  Less cost of sales                                    (51,166)                 0
                                                   ------------       ------------

      Net gross loss on sales                            13,823                  0

General and administrative expenses:
  Salaries and benefits                            $     52,600       $      3,006
  Rent & utilities                                       17,315             15,000
  Consulting & professional fees                        360,026             20,400
  General administration                                139,616              4,050
  Communication costs                                    18,324             20,761
  Depreciation                                           19,951             12,127
                                                   ------------       ------------

      Total general & administrative expenses           607,832             75,344
                                                   ------------       ------------

Net loss from operations                               (594,009)           (75,344)

Other revenues and expenses:
  Consulting fees                                             0              5,000
  Interest income                                         1,478                539
  Interest expense                                            0             (7,292)
                                                   ------------       ------------

Net income before provision for income taxes           (592,531)           (77,097)

Provision for income taxes                                    0                  0
                                                   ------------       ------------

Net loss                                           $   (592,531)      $    (77,097)
                                                   ============       ============
Loss per common share:
  Basic & fully diluted                            $      (0.05)      $      (0.01)

Weighted average of common shares:
  Basic & fully diluted                              16,252,167          7,782,102

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
            For the Quarters Ended April 30, 2002 and April 30, 2001

                                                           30-Apr-02        30-Apr-01
                                                           ---------        ---------
Operating Activities:
  Net loss                                                 $(592,531)      $ (77,097)
  Adjustments to reconcile net income items
   not requiring the use of cash:
    Amortization                                                 147             147
    Depreciation                                              19,804          11,980

Changes in other operating assets and liabilities :
  Prepaid expenses                                            (5,569)              0
  Accounts receivable                                         (3,860)              0
  Accounts payable & accrued expenses                        (73,410)        (67,708)
                                                           ---------       ---------
Net cash used by operations                                 (655,419)       (132,678)

Investing Activities:
  Purchase of property & equipment                          (132,835)        (36,100)
                                                           ---------       ---------
Net cash used by investing activities                       (132,835)        (36,100)

Financing Activities:
  Issuance of preferred stock and detachable warrants        701,825               0
  Shareholder advances received                                    0         155,502
  Shareholder advances paid                                   (1,491)           (539)
                                                           ---------       ---------
Net cash provided by financing activities                    700,334         154,963
                                                           ---------       ---------

Net increase (decrease) in cash during the period            (87,920)        (13,815)

Cash balance at beginning of the fiscal year                 316,752          18,573
                                                           ---------       ---------

Cash balance at end of the fiscal year                     $ 228,832       $   4,758
                                                           =========       =========
Supplemental disclosures of cash flow information:
  Interest paid during the period                          $       0       $       0
  Income taxes paid during the period                      $       0               0

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                     From February 1, 2001 to April 30, 2002

                                       Common         Common       Preferred      Preferred
                                       Shares       Par Value        Shares         Value
                                       ------       ---------        ------         -----
Balance at February 1, 2001           8,333,602      $   833               0     $         0

Issued Preferred Class A shares                                      824,938       2,135,527
Detachable stock warrants issued
Conversion of debentures to
 Preferred Class A shares                                             65,625         196,875
Purchase of Luxury Lounge Inc.        7,918,565          792
Net loss for the fiscal year
                                    -----------      -------      ----------     -----------

Balance at January 31, 2002          16,252,167        1,625         890,563       2,332,402

Issued Preferred Class B shares                                      212,495         675,169
Detachable stock warrants issued
Net loss for the period
                                    -----------      -------      ----------     -----------

Balance at April 30, 2002            16,252,167      $ 1,625       1,103,058     $ 3,007,571
                                    ===========      =======      ==========     ===========

                                    Additional
                                     Paid in        Accumulated
                                     Capital          Deficit           Total
                                     -------          -------           -----
Balance at February 1, 2001         $ 3,898,640     $ (3,054,774)     $  844,699

Issued Preferred Class A shares                                        2,135,527
Detachable stock warrants issued        111,715                          111,715
Conversion of debentures to
 Preferred Class A shares                                                196,875
Purchase of Luxury Lounge Inc.       23,754,903                       23,755,695
Net loss for the fiscal year                         (25,195,896)    (25,195,896)
                                    -----------     ------------     -----------

Balance at January 31, 2002          27,765,258      (28,250,670)      1,848,615

Issued Preferred Class B shares                                          675,169
Detachable stock warrants issued         26,656                           26,656
Net loss for the period                                 (592,531)       (592,531)
                                    -----------     ------------     -----------

Balance at April 30, 2002           $27,791,914     $(28,843,201)    $ 1,957,909
                                    ===========     ============     ===========

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased FX3000, Inc. (formerly Oxford Global Network, Ltd.), the designer and owner of the FX3000, a foreign currency trading software program. In November 2001, the Company purchased Luxury Lounge Inc., a proprietary software developer and on-line retailer of luxury merchandise.

CONSOLIDATION- the accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant inter-company balances have been eliminated.

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

CASH AND INTEREST BEARING DEPOSITS- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

SOFTWARE DEVELOPMENT COSTS- The Company applies Statement of Financial Accounting Standard No. 86 (SFAS No. 86), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, (SFAS No. 86), to account for the costs in developing software programs. SFAS No. 86 provides that the costs of producing software programs subsequent to establishing technological feasibility shall be capitalized. The capitalization of such costs ceases when the product becomes available to customers. Amortization of the capitalized costs begins when the software product becomes available to customers and is calculated using the straight-line method over a period of three years.

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

2. NET LOSS PER SHARE

The Company applies SFAS No. 128, "EARNINGS PER SHARE" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. As of April 30, 2002 and April 30, 2001, the Company had 1,133,255 and 8,750, respectively, common stock equivalents outstanding. The calculation of fully diluted loss per share excludes outstanding common stock because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the dividends in arrears due to preferred shareholders at April 30, 2002 of $186,865 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                              4/30/02              4/30/01
                                              -------              -------
     Shares outstanding                     16,252,167            7,782,102
                                            ==========           ==========

     Weighted average                       16,252,167            7,782,102
                                            ==========           ==========

3. ISSUANCE OF PREFERRED STOCK

In September 2001, the Company completed an offering of Class A preferred stock. The Company issued 824,938 shares of Class A preferred stock (described below) and received $2,247,242. Using the Black Sholes option pricing model, $111,715 of the proceeds received was allocated to the detachable stock warrants.

CLASS A PREFERRED STOCK: Class A preferred stock has a stated value of $3 per share and a cumulative non-participating dividend of 13%. The Class A preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class A preferred share includes one detachable common stock warrant. The common stock warrant is exercisable into a common share at an exercise price of $5 and expires in September 2004.

At January 31, 2002, the preferred Class A dividends were in arrears for $186,865.

In February 2002, the Company began an offering of Preferred stock. The Company is offering 10 million Shares of "Class B" Preferred stock for $3 per share to be sold in minimum units of 30,000 shares.

"CLASS B" PREFERRED STOCK: Class B preferred stock has a stated value of $3 per share and a cumulative non-participating dividend of 6%. The Class B preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class B preferred share includes one detachable common stock warrant. The common stock warrant is exercisable into a common share at an exercise price of $5 and expires three years from the date of the issuance.

At April 30, 2002, the Company sold 24 units of the Class B preferred and received proceeds of $701,825. Using the Black Sholes option pricing model, $26,656 of the proceeds received was allocated to the detachable stock warrants.

4. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the warrants outstanding at April 30, 2002.

                                           Number of     Exercise      Years to
                                           Warrants       Price       Expiration
                                           --------       -----       ----------
     Outstanding at January 1, 2000               0
       Issued                                 8,750         $0           1.75
       Cancelled                                  0
       Exercised                                  0
                                          ---------

     Outstanding at January 31, 2001          8,750
       Issued                               890,563         $5           2.49
       Cancelled                                  0
       Exercised                                  0
                                          ---------

     Outstanding at January 31, 2002        899,313
       Issued                               233,942         $5           3.00
       Cancelled                                  0
       Exercised                                  0
                                          ---------
     Outstanding at April 30, 2002        1,133,255
                                          =========

The Company applied the Black-Scholes option pricing model to determine the fair value of the detachable stock warrants issued. Accordingly, the Company allocated $2,625 of the proceeds received from the issuance of the convertible debentures in fiscal year 2001 to the detachable stock warrants. For the issuance of the Class A, the Company allocated $111,715 of the proceeds received to the detachable stock warrants. For the issuance of the Class B, the Company allocated $26,656 of the proceeds received to the detachable stock warrants

The Company has no formal stock option or pension plan for employees.

5. INVESTMENT IN JOINT VENTURE

In March 2002 the Company entered into a joint venture company, FX Direct Dealer, LLC, with another company specializing in currency and commodity trading. The Company transferred its FX3000 program to FX Direct Dealer, LLC. FX Direct Dealer will market the FX3000 software program. The Company received a 25% interest in the company in return for the transfer. The un-depreciated cost of the FX 3000 program at the date of the transfer, or $1,670,485, was recorded as investment in the joint venture in the balance sheet.

6.  INCOME TAXES

Provision for income taxes is comprised of the following:

                                                    30-Apr-02        30-Apr-01
                                                    ---------        ---------
     Net loss before provision for income taxes    $  (592,531)     $   (77,097)
                                                   ===========      ===========
     Current tax expense:
       Federal                                     $         0      $         0
       State                                                 0                0
                                                   -----------      -----------

     Total                                         $         0      $         0

     Less deferred tax benefit:
       Federal loss carry-forward                   (1,042,515)        (665,768)
       Allowance for recoverability                  1,042,515          665,768
                                                   -----------      -----------

     Provision for income taxes                    $         0      $         0
                                                   ===========      ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                                 34%              34%
Statutory state and local income tax                        10%              10%
Less allowance for tax recoverability                      -44%             -44%
                                                   -----------      -----------

Effective rate                                               0%               0%
                                                   ===========      ===========

Deferred income taxes are comprised of the following:

     Net operating loss carry-forward              $ 1,042,515      $   665,768
     Allowance for recoverability                   (1,042,515)        (665,768)
                                                   -----------      -----------

     Deferred tax benefit                          $         0      $         0
                                                   ===========      ===========

7. PROPERTY & EQUIPMENT

                                                      4/30/02          1/31/02
                                                      -------          -------
     FX3000 software                                $         0     $ 2,188,233
     Promotion Stat software                            153,815          55,451
     Furniture & Lease Improvements                      32,006          25,132
     Equipment                                          182,795         164,688
     Accumulated depreciation                          (115,417)       (622,851)
                                                    -----------     -----------

     Net property & equipment                       $   253,199     $ 1,810,653
                                                    ===========     ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 software program. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 program to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software program. The Company received a 25% interest in the company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer, or $1,670,485, was recorded as investment in the joint venture in the balance sheet.

During October 2001, the Company issued 7,906,497 shares of common stock to purchase 100% of the issued and outstanding common stock of Luxury Lounge Inc. ("Luxury"). Luxury was incorporated in the State of Delaware on August 18, 1999 and operates an on-line interactive web site specializing in selling jewelry and other luxury appliances at a discount to the retail and wholesale consumer. However, in addition to its on-line marketing operations, Luxury is also in the process of developing several ancillary technologies designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. The Company believes that these technologies, (known as PromotionStat and Promote4Free) when properly developed, will have the potential for generating significant revenues and profits for the Company. The PromotionStat program will allow on-line retailers and advertisers to verify customers and categorize the patrons of on-line retail stores.

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat e-commerce advertising screening platform software. To date, no revenues have been generated from the Companies investment in FX Direct Dealer or the PromotionStat e-commerce software program.

Although the period that is the subject of this Report is the three months ended April 30, 2002, this Report has not been filed until June 2003. As indicated in the Company's filings, the Company underwent a significant change in its business objectives, principally due to the joint venture formed with Tradition, N.A., an international financial institution (the "Joint Venture"), mentioned above. At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the development and commercialization of other types of technology including the innovative PromotionStat software system based upon the technology being developed by Luxury. For a more detailed discussion of this change in business direction and a description of these new products, see the Company's Annual Report on form 10-KSB for the fiscal year ended January 31, 2002.

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

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

During the first quarter of fiscal 2003, the Company began an offering of its Class B preferred stock. In this offering the Company seeks to raise a maximum of $21 Million by issuing 7 million Class B preferred for $3 per share. Each share of Class B preferred has one detachable common stock purchase warrant, expiring in three years, that allows the holder to purchase one share of common stock for $5 per share. At April 30, 2002, the Company sold 24 units of the Class B preferred and received proceeds of $701,825. Using the Black Sholes option pricing model, $26,656 of the proceeds received was allocated to the detachable stock warrants.

During this quarter, the Company continued development of its PromotionStat e-commerce software program through its subsidiary, PromotionStat Inc. The PromotionStat software gives e-commerce companies the ability to verify the effectiveness of their advertising campaigns. Through April 30, 2002, the Company has spent approximately $106,000 in developing the software and expects to continually upgrade and develop the software. Management expects to begin generating revenues from the program in this fiscal year.

Revenues for the quarter were $65,000, which were generated mainly from the existing leases of the FX3000 program prior to the transfer of this software to the FX Direct Dealer joint venture, and the sales of luxury goods on-line through its subsidiary, Luxury Lounge, Inc. Cost of sales includes the purchases of the luxury items ordered on-line and the depreciation of the Luxury Lounge. Depreciation cost on the web-site for the quarter was $28,000. Upon the establishment of the joint venture, the Company terminated its existing agreements relating to the FX3000 software and ceased all direct marketing efforts. As of April 30, 2002, the joint venture had not generated any revenues and the Company remained obligated to continue development of the FX3000 system and to complete all work related to the integration of that system with counterparties for the joint venture.

Gross profits on sales for the first quarter of fiscal 2003 were $14,000, or 22%.

General and administrative expenses for this quarter were $608,000, compared to $75,000 a year ago. Salary expense for the president of the Company was $53,000. The Company moved to a new office location during the last fiscal year. The cost of rent and utilities for the first quarter was $17,000. Telephone costs for this period was $18,000, which includes the expense of the internet service provider. Depreciation expense on office furniture and equipment was $20,000. During the quarter ended April 30, 2002, the Company spent $360,000 on consultants that were involved in the development of the Company's software programs. Management expects software development costs to remain significant over the next few years.

After deducting general and administrative costs, the Company experienced a loss from operations for the first quarter of fiscal 2003 of $594,000, compared to an operating loss of $77,000 for the same period last fiscal year.

Net loss for the first quarter was $593,000, or $.05 per share compared to a loss of $77,000, or $.01 per share during the first quarter last year.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2002 cash on hand was $229,000 as compared with $317,000 at January 31, 2002. During the first quarter, the Company raised $702,000 by selling Class B preferred shares. The Company seeks to raise $21 million dollars in total.

The proceeds of the offering were mostly used to purchase some office furniture and equipment and to continue the software development of the PromotionStat program. The Company spent $133,000 in these endeavors. Operations used $655,000 of cash during the quarter.

At April 30, 2002, the Company had a working capital deficit of $96,000 compared to a working capital deficit of $91,000 at January 31, 2002. Much of the decrease in the working capital was due to the combination of operating losses and the raising of capital through the sale of Class B preferred.

Total assets at April 30, 2002 were $2,313,000 as compared to $2,278,000 at January 31, 2002. Most of the increase in total assets is the result of the purchase of office equipment and furniture and the further development of PromotionStat.

The Company's total stockholders' equity increased from $1,849,000 at January 31, 2002 to $1,958,000 at April 30, 2002. The increase of $108,000 in stockholders' equity is the combination of operating losses of $593,000 and the raising of capital from the sale of Class B of $701,000.

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


Date: June 19, 2003                 By: /s/ Abel Raskas
                                       ------------------------------
                                       Abel Raskas
                                       President


Date: June 19, 2003                 By: /s/ Alex Stelmak
                                       ------------------------------
                                       Alex Stelmak
                                       Chief Financial Officer

                CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

    I, Abel Raskas, President of the Registrant, Advanced Technologies Group, Ltd, certify that:

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


Date: June 19, 2003                 By: /s/ Abel Raskas
                                       ------------------------------
                                       Abel Raskas
                                       President

                CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

    I, Alex Stelmak, Chief Financial Officer and Secretary of the Registrant, Advanced Technologies Group, Ltd., certify that:

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


Date: June 19, 2003                 By: /s/ Alex Stelmak
                                       ------------------------------
                                       Alex Stelmak
                                       Chief Financial Officer