Form 10QSB
period 2002-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-06-19
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Quarter Ended July 31, 2002

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


          Class                                   Outstanding at July 31, 2002
Common stock, $0.0001 par value                            16,252,167

                                TABLE OF CONTENTS

Item                                                                     Page
----                                                                     ----

INDEX                                                                      2

Part 1. Financial information                                              3

Item 1. Condensed Consolidated Financial Statements:

     Balance sheet as of July 31, 2002 and January 31, 2002                4

     Statement of income  (loss) for six months ended July 31, 2002
     and 2001                                                              5

     Statement of cash flows for six months ended July 31, 2002 and 2001   6

     Statement of changes in shareholders equity for the six months
     ended July 31, 2002                                                   7

     Notes to condensed consolidated financial statements               8 to 12

Item 2. Management's discussion and analysis of financial condition       13

Part II. Other information                                                17

Signatures                                                                18

Certifications                                                            19

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

                        Advanced Technologies Group, Ltd.
                      Unaudited Consolidated Balance Sheets
                    As of July 31, 2002 and January 31, 2002

                                                                                   31-Jul-02          31-Jan-02
                                                                                   ---------          ---------
ASSETS
Current assets:
   Cash & interest bearing deposits                                              $    236,147       $    316,752
   Accounts receivable                                                                 31,035             21,000
                                                                                 ------------       ------------
      Total current assets                                                            267,182            337,752

Other assets:
   Property & equipment (net of accumulated depreciation of
    $86,096 at July 31, 2002 and $622,851 at January 31, 2002)                        389,289          1,810,653
   Investment in joint venture                                                      1,670,485                  0
   Receivable from shareholder                                                         75,625             72,605
   Security deposit                                                                    45,000             45,000
   Trademarks & patents (net of amortization of $753 at
    July 31, 2002 and $606 at January 31, 2002)                                        11,209             11,509
                                                                                 ------------       ------------

      Total assets                                                               $  2,458,790       $  2,277,519
                                                                                 ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable & accrued expenses                                           $    230,544       $    428,904
                                                                                 ------------       ------------
      Total current liabilities                                                       230,544            428,904

Shareholders' equity:
   Series A preferred stock, 1 share convertible to 1 share of common;
    13% cumulative non-participating, authorized 1,000,000 shares at
    stated value of $3 per share, issued and outstanding 890,563 shares             2,274,155          2,332,402
   Series B preferred stock, 1 share convertible to 1 share of common;
    5% cumulative non-participating, authorized 7,000,000 shares at
    stated value of $3 per share, issued and outstanding 212,495 shares             1,217,487                  0
   Common stock - $.0001 par value, authorized 100,000,000 shares, issued
    and outstanding, 16,252,167 at July 31, 2002 and 8,333,602 at July 31, 2001         1,625              1,625
   Additional paid in capital                                                      27,815,846         27,765,258
   Accumulated deficit                                                            (29,080,867)       (28,250,670)
                                                                                 ------------       ------------
      Total shareholders' equity                                                    2,228,246          1,848,615
                                                                                 ------------       ------------

      Total Liabilities & Shareholders' Equity                                   $  2,458,790       $  2,277,519
                                                                                 ============       ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
       For the Six and Three Months Ended July 31, 2002 and July 31, 2001

                                                 (6 Mos.)         (6 Mos.)         (3 Mos.)         (3 Mos.)
                                                 31-Jul-02        31-Jul-01        31-Jul-02        31-Jul-01
                                               ------------     ------------     ------------     ------------
Revenues:
  Gross Sales                                  $    224,295     $      8,414     $    159,306     $      8,414
  Less cost of sales                                (80,552)         (18,003)         (29,386)         (18,003)
                                               ------------     ------------     ------------     ------------

      Net gross loss on sales                       143,743           (9,589)         129,920           (9,589)

General and administrative expenses:
  Salaries and benefits                        $    176,449     $      4,083     $    123,849     $      1,077
  Rent & utilities                                   43,395           33,396           26,080           18,396
  Consulting & professional fees                    449,855          100,179           89,829           79,779
  General administration                            212,487           23,978           72,871           19,928
  Communication costs                                34,498           37,101           16,174           16,340
  Depreciation                                       59,636           16,883           39,685            4,756
                                               ------------     ------------     ------------     ------------

      Total general & administrative expenses       976,320          215,620          368,488          140,276
                                               ------------     ------------     ------------     ------------

Net loss from operations                           (832,577)        (225,209)        (238,568)        (149,865)

Other revenues and expenses:
  Consulting fees                                         0            5,000                0                0
  Interest income                                     2,380            1,851              902            1,312
  Interest expense                                        0          (26,812)               0          (19,520)
                                               ------------     ------------     ------------     ------------

Net income before provision for income taxes       (830,197)        (245,170)        (237,666)        (168,073)

Provision for income taxes                                0                0                0                0
                                               ------------     ------------     ------------     ------------

Net loss                                       $   (830,197)    $   (245,170)    $   (237,666)    $   (168,073)
                                               ============     ============     ============     ============

Loss per common share:
  Basic & fully diluted                        $      (0.07)    $      (0.03)    $      (0.01)    $      (0.02)

Weighted average of common shares:
  Basic & fully diluted                          16,252,167        7,782,102       16,252,167        7,782,102

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2002 and July 31, 2001

                                                             31-Jul-02         31-Jul-01
                                                             ---------         ---------
Operating Activities:
  Net loss                                                 $  (830,197)      $  (245,170)
  Adjustments to reconcile net income items
   not requiring the use of cash:
    Amortization                                                   300            31,669
    Depreciation                                                72,925             3,155

Changes in other operating assets and liabilities :
  Accounts receivable                                          (10,035)                0
  Accounts payable & accrued expenses                         (198,360)          (54,500)
                                                           -----------       -----------
Net cash used by operations                                   (965,367)         (264,846)

Investing Activities:
  Purchase of property & equipment                            (322,046)          (85,416)
                                                           -----------       -----------
Net cash used by investing activities                         (322,046)          (85,416)

Financing Activities:
  Subscriptions received                                             0           542,191
  Brokerage fees paid                                                0           (23,027)
  Issuance of preferred stock and detachable warrants        1,209,828                 0
  Shareholder advances received                                      0           110,502
  Shareholder advances paid                                     (3,020)                0
                                                           -----------       -----------
Net cash provided by financing activities                    1,206,808           629,666
                                                           -----------       -----------

Net increase (decrease) in cash during the period              (80,605)          279,404

Cash balance at beginning of the fiscal year                   316,752            18,573
                                                           -----------       -----------

Cash balance at end of the fiscal year                     $   236,147       $   297,977
                                                           ===========       ===========
Supplemental disclosures of cash flow information:
  Interest paid during the period                          $         0       $         0
  Income taxes paid during the period                      $         0       $         0

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                     From February 1, 2001 to July 31, 2002

                                        Common        Common        Preferred      Preferred
                                        Shares       Par Value        Shares         Value
                                        ------       ---------        ------         -----
Balance at February 1, 2001            8,333,602      $   833               0     $         0

Issued Preferred Class A shares                                       824,938       2,135,527
Detachable stock warrants issued
Conversion of debentures to
Preferred Class A shares                                               65,625         196,875
Purchase of Luxury Lounge Inc.         7,918,565          792
Net loss for the fiscal year
                                     -----------      -------      ----------     -----------

Balance at January 31, 2002           16,252,167        1,625         890,563       2,332,402

Issued Preferred Class B shares                                       403,276       1,159,240
Detachable stock warrants issued
Net loss for the period
                                     -----------      -------      ----------     -----------

Balance at July 31, 2002              16,252,167      $ 1,625       1,293,839     $ 3,491,642
                                     ===========      =======      ==========     ===========

                                      Additional
                                       Paid in         Accumulated
                                       Capital           Deficit           Total
                                       -------           -------           -----
Balance at February 1, 2001           $ 3,898,640     ($ 3,054,774)     $  844,699

Issued Preferred Class A shares                                          2,135,527
Detachable stock warrants issued          111,715                          111,715
Conversion of debentures to
Preferred Class A shares                                                   196,875
Purchase of Luxury Lounge Inc.         23,754,903                       23,755,695
Net loss for the fiscal year                           (25,195,896)    (25,195,896)
                                      -----------     ------------     -----------

Balance at January 31, 2002            27,765,258      (28,250,670)      1,848,615

Issued Preferred Class B shares                                          1,159,240
Detachable stock warrants issued           50,588                           50,588
Net loss for the period                                   (830,197)       (830,197)
                                      -----------     ------------     -----------

Balance at July 31, 2002              $27,815,846     ($29,080,867)    $ 2,228,246
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

2. NET LOSS PER SHARE

The Company applies SFAS No. 128, "EARNINGS PER SHARE" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. As of July 31, 2002 and July 31, 2001, the Company had 1,302,589 and 8,750, respectively, common stock equivalents outstanding. The calculation of fully diluted loss per share excludes the outstanding common stock equivalents because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the dividends in arrears due to preferred shareholders at July 31, 2002 of $267,958 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                               7/31/02             7/31/01
                                               -------             -------
     Shares outstanding                       16,252,167          7,782,102
                                              ==========          =========

     Weighted average                         16,252,167          7,782,102
                                              ==========          =========

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

At January 31, 2002, the preferred Class A dividends were in arrears for $267,958.

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

At July 31, 2002, the Company sold 40 units of the Class B preferred and received proceeds of $1,209,828. Using the Black Sholes option pricing model, $50,588 of the proceeds received was allocated to the detachable stock warrants.

4.  STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the warrants outstanding at July 31, 2002.

                                           Number of     Exercise      Years to
                                           Warrants       Price       Expiration
                                           --------       -----       ----------
     Outstanding at January 1, 2000               0
       Issued                                 8,750         $0           1.75
       Cancelled                                  0
       Exercised                                  0
                                          ---------

     Outstanding at January 31, 2001          8,750
       Issued                               890,563         $5           2.49
       Cancelled                                  0
       Exercised                                  0
                                          ---------

     Outstanding at January 31, 2002        899,313
       Issued                               403,276         $5           3.00
       Cancelled
       Exercised
                                          ---------

     Outstanding at July 31, 2002         1,302,589
                                          =========

The Company applied the Black-Scholes option pricing model to determine the fair value of the detachable stock warrants issued. Accordingly, the Company allocated $2,625 of the proceeds received from the issuance of the convertible debentures in fiscal year 2001 to the detachable stock warrants. For the issuance of the Class A, the Company allocated $111,715 of the proceeds received to the detachable stock warrants. For the issuance of the Class B, the Company allocated $50,588 of the proceeds received to the detachable stock warrants

The Company has no formal stock option or pension plan for employees.

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

6. PROPERTY & EQUIPMENT

The following schedules detail the property and equipment of the Company at July 31, 2002 and July 31, 2001.

                                             7/31/02             1/31/02
                                             -------             -------
     FX3000 software                       $         0         $ 2,188,233
     Promotion Stat software                   235,830              55,451
     Furniture & Lease Improvements             55,767              25,132
     Equipment                                 183,788             164,688
     Accumulated depreciation                  (86,096)           (622,851)
                                           -----------         -----------

     Net property & equipment              $   389,289         $ 1,810,653
                                           ===========         ===========

                                             7/31/01             1/31/01
                                             -------             -------
     FX3000 software                       $ 1,095,208         $ 1,027,962
     Furniture & Lease Improvements             18,055               5,091
     Equipment                                 139,364             134,158
     Accumulated depreciation                 (105,444)            (73,775)
                                           -----------         -----------

     Net property & equipment              $ 1,147,183         $ 1,093,436
                                           ===========         ===========

7. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                    31-Jul-02        31-Jul-01
                                                    ---------        ---------
     Net loss before provision for income taxes    $  (830,197)     $   (77,097)
                                                   ===========      ===========
     Current tax expense:
       Federal                                     $         0      $         0
       State                                                 0                0
                                                   -----------      -----------

     Total                                         $         0      $         0

     Less deferred tax benefit:
       Federal loss carry-forward                   (1,275,270)        (780,058)
       Allowance for recoverability                  1,275,270          780,058
                                                   -----------      -----------

     Provision for income taxes                    $         0      $         0
                                                   ===========      ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


Statutory U.S. federal rate                                 34%              34%
Statutory state and local income tax                        10%              10%
Less allowance for tax recoverability                      -44%             -44%
                                                   -----------      -----------

Effective rate                                               0%               0%
                                                   ===========      ===========

Deferred income taxes are comprised of the following:


     Net operating loss carry-forward              $ 1,275,270      $   780,058
     Allowance for recoverability                   (1,275,270)        (780,058)
                                                   -----------      -----------

     Deferred tax benefit                          $         0      $         0
                                                   ===========      ===========

The deferred tax benefit arising from the loss carry forward expires in fiscal year 2021 and 2022 and may not be recoverable through acquisition of the Company under current IRS statutes.

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

Although the period that is the subject of this Report is the six months ended July 31, 2002, this Report has not been filed until June 2003. As indicated in the Company's filing, the Company underwent a significant change in its business objectives, principally due to the joint venture formed with Tradition, N.A., an international financial institution (the "Joint Venture"), mentioned above. At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the development and commercialization of other types of technology including the innovative PromotionStat software system based upon the technology being developed by Luxury. For a more detailed discussion of this change in business direction and a description of these new products, see the Company's Annual Report on form 10-KSB for the fiscal year ended January 31, 2002.

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

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

SIX MONTHS CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

During the six months ended July 31, 2002, the Company began an offering of its Class B preferred stock in order to develop and market its software programs. The Company seeks to raise $21 Million in total through the issuance of 7 million Class B preferred for $3 per share. Each share of Class B preferred has one detachable stock warrant, expiring in three years, that allows the holder to purchase one share of common stock for $5 per share. At July 31, 2002, the Company has sold 40 units of the Class B preferred and received proceeds of $1,209,828.

During the six months ended July 31, 2002, the Company continued development of its PromotionStat e-commerce software program through its subsidiary, PromotionStat Inc. The PromotionStat software gives e-commerce companies the ability to verify the effectiveness of their advertising campaigns. Through July 31, 2002, the Company has spent approximately $236,000 in developing the software and expects to continually upgrade and develop the software.

Revenues for the period were $225,000 from a combination of the leasing of the FX 3000 program and on-line use of the PromotionStat software. However, after formation of the joint venture the Company terminated its remaining agreements for the leasing of the FX3000 system and discontinued all further direct marketing efforts. Cost of sales were $81,000, of which $15,000 was the depreciation expense of the PromotionStat program. The Company had little or no revenues in the same period of fiscal year 2001 since the software was still being developed.

Gross profits on sales for the period were $144,000, or 64%.

General and administrative expense, were $976,000 compared to $216,000 a year ago. The growth of the general and administrative expense reflects the growth of the operations of the Company. The Company moved to a new office location during the last fiscal year and has hired additional consultants and programmers. The chief executive officer began to draw a salary from the Company once the software being developed became operational and was placed into service in the last half of fiscal year 2001. The table below details general and administrative expenses for the six months ended July 31, 2002 and July 31, 2001.

                                                   7/31/02          7/31/01
                                                   -------          -------
     Salaries and benefits                        $176,449         $  4,083
     Rent & utilities                               43,395         $ 33,396
     Consulting & professional fees                449,855          100,179
     Communication costs                            34,498           37,101
     Depreciation                                   59,636           16,883
     Promotion & advertising                        35,797            5,342
     Administration                                 10,606              336
     Equipment rent                                 10,144                0
     Filing costs                                    7,123                0
     Data processing                                 7,503                0
     Travel costs                                  141,314           18,300
                                                  --------         --------

     Total                                        $976,320         $215,620
                                                  ========         ========

After deducting general and administrative costs, the Company experienced a loss from operations of $832,000, compared to an operating loss of $225,000 last year. Interest expense in fiscal 2001 results from the convertible debentures outstanding at that time. The debentures were converted into Preferred Class A shares towards the end of that fiscal year.

The net loss for the first six months of fiscal 2003 was $830,000, or $.07 per share compared to a loss of $245,000, or $.03 per share for the same period in the prior year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders for the six months ended July 31, 2002. The dividends in arrears due to preferred shareholders at July 31, 2002 were $267,958.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE THREE MONTHS ENDED JULY 31, 2002

Revenues for the six months ended July 31, 2002 were $159,000 from the leasing of the FX 3000 program and on-line use of the PromotionStat software. Cost of sales were $29,000, of which $8,000 was the depreciation expense of the PromotionStat program. The Company had little or no revenues in the same period of fiscal year 2001 since the software was still being developed.

Gross profits on sales for the period were $130,000, or 82%.

General and administrative expense during the second quarter of fiscal 2003 were $368,000 compared to $140,000 for the same period in the prior year. The growth of the general and administrative expense reflects the growth of the operations of the Company. The Company moved to a new office location during the last fiscal year and has hired additional consultants and programmers. The chief executive officer began to draw a salary from the Company once the software being developed became operational and was placed into service in the last half of fiscal year 2001. The table below details general and administrative expenses for the quarter ended July 31, 2002 and July 31, 2001.

                                                  7/31/02           7/31/01
                                                  -------           -------
     Salaries and benefits                        $123,849         $  1,077
     Rent & utilities                               26,080           18,396
     Consulting & professional fees                 89,829           79,779
     Communication costs                            16,174           16,340
     Depreciation                                   39,685            4,756
     Promotion & advertising                        25,354            5,342
     Administration                                  2,685              286
     Equipment rent                                  5,058                0
     Filing costs                                    3,007                0
     Data processing                                 3,663                0
     Travel costs                                   33,104           14,300
                                                  --------         --------

     Total                                        $368,488         $140,276
                                                  ========         ========

After deducting general and administrative costs, the Company experienced a loss from operations of $239,000, compared to an operating loss of $150,000 last year.

Interest expense in fiscal 2001 results from the convertible debentures outstanding at that time. The debentures were converted into Preferred Class A shares towards the end of that fiscal year.

Net loss for period was $238,000, or $.01 per share compared to a loss of $168,000, or $.02 per share last year.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2002 cash on hand was $236,000 as compared with $317,000 at January 31, 2002. During the period, the Company raised $1,210,000 by selling Class B preferred shares of an offering that began in early fiscal 2002. The proceeds of that offering were mostly used to purchase some office furniture and equipment and the continued upgrade of the software development of the PromotionStat program. The Company spent $322,000 in these endeavors. Operations used $965,000 of cash during the six months ended July 31, 2002.

At July 31, 2002, the Company had a working capital deficit of $37,000 compared to a working capital deficit of $91,000 at January 31, 2002. Much of the decrease in the working capital was due to the combination of operating losses and the raising of capital through the sale of Class B preferred.

Total assets at July 31, 2002 were $2,459,000 as compared to $2,278,000 at January 31, 2002. Most of the increase in total assets is the result of the purchase of office equipment and furniture and the further development of PromotionStat.

The Company's total stockholders' equity increased from $1,849,000 at January 31, 2002 to $2,228,000 at July 31, 2002. The increase in stockholders' equity is the result of operating losses of $830,000 for the six-month period ended July 31, 2002 and the raising of capital from the sale of Class B preferred of $1,210,000.

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


Date: June 19, 2003                 By: /s/ Abel Raskas
                                       ------------------------------
                                       Abel Raskas
                                       President


Date: June 19, 2003                 By: /s/ Alex Stelmak
                                       ------------------------------
                                       Alex Stelmak
                                       Chief Executive Officer and
                                       Chief Financial Officer

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

Date: June 19, 2003                 By: /s/ Abel Raskas
                                       ------------------------------
                                       Abel Raskas
                                       President and a Director

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

Date: June 19, 2003                 By: /s/ Alex Stelmak
                                       ------------------------------
                                       Alex Stelmak
                                       Chief Financial Officer and a Director