Form 10QSB
period 2002-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-06-19
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Quarter Ended October 31, 2002

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at July 31, 2002
Common stock, $0.0001 par value                            16,252,167

                                TABLE OF CONTENTS

Item                                                                     Page
----                                                                     ----

INDEX                                                                      2

Part 1. Financial information                                              3

Item 1. Condensed Consolidated Financial Statements:

     Balance sheet as of October 30, 2002 and January 31, 2002             4

     Statement of income  (loss) for nine months ended October 31, 2002
     and 2001                                                              5

     Statement of cash flows for nine months ended October 31, 2002
     and 2001                                                              6

     Statement of changes in shareholders equity for the nine months
     ended October 31, 2002                                                7

     Notes to condensed consolidated financial statements               8 to 12

Item 2. Management's discussion and analysis of financial condition       13

Part II. Other information                                                17

Signatures                                                                18

Certifications                                                            19

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

                        Advanced Technologies Group, Ltd.
                      Unaudited Consolidated Balance Sheets
                   As of October 31, 2002 and January 31, 2002

                                                                               31-Oct-02          31-Jan-02
                                                                               ---------          ---------
ASSETS
Current assets:
   Cash & interest bearing deposits                                          $    187,102       $    316,752
   Accounts receivable                                                             41,081             21,000
                                                                             ------------       ------------
      Total current assets                                                        228,183            337,752

Other assets:
   Property & equipment (net of accumulated depreciation of
   $80,497 at October 31, 2002 and $622,851 at January 31, 2002)                  368,552          1,810,653
   Investment in joint venture                                                  1,670,485                  0
   Receivable from shareholder                                                     65,351             72,605
   Officer advance                                                                  1,000                  0
   Security deposit                                                                45,000             45,000
   Trademarks & patents (net of amortization of $1,059 at
    October 31, 2002 and $606 at January 31, 2002)                                 11,056             11,509
                                                                             ------------       ------------

      Total assets                                                           $  2,389,627       $  2,277,519
                                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable & accrued expenses                                       $    145,379       $    428,904
                                                                             ------------       ------------
      Total current liabilities                                                   145,379            428,904

Shareholders' equity:
   Series A preferred stock, 1 share convertible to 1 share of common 13% cumulative non-participating, authorized 1,000,000 shares at stated value of $3 per share, issued and outstanding
    890,563 shares                                                              2,332,402          2,332,402
   Series B preferred stock, 1 share convertible to 1 share of common
    6% cumulative non-participating, authorized 7,000,000 shares at
    stated value of $3 per share, issued and outstanding 212,495 shares         1,590,394                  0
   Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 16,252,167 at October 31, 2002 and
    at January 31, 2002                                                             1,625              1,625
   Additional paid in capital                                                  27,833,981         27,765,258
   Accumulated deficit                                                        (29,514,154)       (28,250,670)
                                                                             ------------       ------------
      Total shareholders' equity                                                2,244,248          1,848,615
                                                                             ------------       ------------

      Total Liabilities & Shareholders' Equity                               $  2,389,627       $  2,277,519
                                                                             ============       ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
          For the Nine and Ended October 31, 2002 and October 31, 2001

                                                 (9 Mos.)          (9 Mos.)         (3 Mos.)         (3 Mos.)
                                                 31-Oct-02        31-Oct-01        31-Oct-02        31-Oct-01
                                               ------------     ------------     ------------     ------------
Revenues:
  Gross Sales                                  $    223,388     $    124,039     $       (907)    $    115,625
  Less cost of sales                               (159,687)         (87,308)         (79,135)         (69,305)
                                               ------------     ------------     ------------     ------------

      Net gross loss on sales                        63,701           36,731          (80,042)          46,320

General and administrative expenses:
  Salaries and benefits                        $    225,387     $     82,912     $     48,938     $     48,829
  Rent & utilities                                   74,006           54,921           30,611           21,525
  Consulting & professional fees                    587,463           92,159          137,608           21,980
  General administration                            344,261           64,392          131,774           40,414
  Communication costs                                38,804           58,533            4,306           21,432
  Depreciation & amortization                        60,299           25,357              663            8,474
                                               ------------     ------------     ------------     ------------

      Total general & administrative expenses     1,330,220          378,274          353,900          162,654
                                               ------------     ------------     ------------     ------------

Net loss from operations                         (1,266,519)        (341,543)        (433,942)        (116,334)

Other revenues and expenses:
  Consulting fees                                         0           11,250                0            6,250
  Interest income                                     3,035            2,050              655              199
  Interest expense                                        0          (32,325)               0           (5,513)
                                               ------------     ------------     ------------     ------------

Net income before provision for income taxes     (1,263,484)        (360,568)        (433,287)        (115,398)

Provision for income taxes                                0                0                0                0
                                               ------------     ------------     ------------     ------------
Net loss                                       $ (1,263,484)    $   (360,568)    $   (433,287)    $   (115,398)
                                               ============     ============     ============     ============
Loss per common share:
  Basic & fully diluted                        $      (0.10)    $      (0.05)    $      (0.03)    $      (0.01)

Weighted average of common shares:
  Basic & fully diluted                          16,252,167        7,782,102       16,252,167        7,782,102

         Please see the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
         For the Nine Months Ended October 31, 2002 and October 31, 2001

                                                             31-Oct-02         31-Oct-01
                                                             ---------         ---------
Operating Activities:
  Net loss                                                 $(1,263,484)      $  (360,568)
  Adjustments to reconcile net income items
   not requiring the use of cash:
     Amortization                                                  453             3,293
     Depreciation                                               59,846           112,265

Changes in other operating assets and liabilities :
  Accounts receivable                                          (20,081)                0
  Officer advances                                              (1,000)                0
  Accounts payable & accrued expenses                         (283,525)          (47,190)
                                                           -----------       -----------
Net cash used by operations                                 (1,507,791)         (292,200)

Investing Activities:
  Purchase of property & equipment                            (288,230)         (743,940)
                                                           -----------       -----------
Net cash used by investing activities                         (288,230)         (743,940)

Financing Activities:
  Subscriptions received                                             0         1,990,670
  Brokerage fees paid                                                0          (147,705)
  Issuance of preferred stock and detachable warrants        1,659,117                 0
  Shareholder advances received                                  7,254                 0
  Shareholder advances paid                                          0           (85,000)
                                                           -----------       -----------
Net cash provided by financing activities                    1,666,371         1,757,965
                                                           -----------       -----------

Net increase (decrease) in cash during the period             (129,650)          721,825

Cash balance at beginning of the fiscal year                   316,752            18,573
                                                           -----------       -----------

Cash balance at end of the fiscal year                     $   187,102       $   740,398
                                                           ===========       ===========
Supplemental disclosures of cash flow information:
  Interest paid during the period                          $         0       $         0
  Income taxes paid during the period                      $         0       $         0

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                    From February 1, 2001 to October 31, 2002

                                       Common       Common        Preferred    Preferred
                                       Shares      Par Value       Shares        Value
                                       ------      ---------       ------        -----
Balance at February 1, 2001           8,333,602     $   833              0    $         0

Issued Preferred Class A shares                                    824,938      2,135,527
Detachable stock warrants issued
Conversion of debentures to
 Preferred Class A shares                                           65,625        196,875
Purchase of Luxury Lounge Inc.        7,918,565         792
Net loss for the fiscal year
                                    -----------     -------     ----------    -----------

Balance at January 31, 2002          16,252,167       1,625        890,563      2,332,402

Preferred Class B subscriptions                                    547,833      1,590,394
Detachable stock warrants issued
Net loss for the period
                                    -----------     -------     ----------    -----------

Balance at October 31, 2002          16,252,167     $ 1,625      1,438,396    $ 3,922,796
                                    ===========     =======     ==========    ===========

                                       Additional       Accumulated
                                     Paid in Capital      Deficit          Total
                                     ---------------      -------          -----
Balance at February 1, 2001            $ 3,898,640      ($ 3,054,774)    $  844,699

Issued Preferred Class A shares                                           2,135,527
Detachable stock warrants issued           111,715                          111,715
Conversion of debentures to
 Preferred Class A shares                                                   196,875
Purchase of Luxury Lounge Inc.          23,754,903                       23,755,695
Net loss for the fiscal year                             (25,195,896)   (25,195,896)
                                       -----------      ------------    -----------

Balance at January 31, 2002             27,765,258       (28,250,670)     1,848,615

Preferred Class B subscriptions                                           1,590,394
Detachable stock warrants issued            68,723                           68,723
Net loss for the period                                   (1,263,484)    (1,263,484)
                                       -----------      ------------    -----------

Balance at October 31, 2002            $27,833,981      ($29,514,154)   $ 2,244,248
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

2. NET LOSS PER SHARE

The Company applies SFAS No. 128, "EARNINGS PER SHARE" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. As of October 31, 2002 and October 31, 2001, the Company had 1,477,146 and 8,750, respectively, common stock equivalents outstanding. The calculation of fully diluted loss per share excludes the outstanding common stock equivalents because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the dividends in arrears due to preferred shareholders at October 31, 2002 of $376,818 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                                10/31/02           10/31/01
                                                --------           --------
     Shares outstanding                        16,252,167         7,782,102
                                               ==========         =========

     Weighted average                          16,252,167         7,782,102
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

At October 31, 2002, the preferred Class A dividends were in arrears for $376,818.

In February 2002, the Company began an offering of Preferred stock. The Company is offering 7 million Shares of "Class B" Preferred stock for $3 per share to be sold in minimum units of 30,000 shares.

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

At October 31, 2002, the Company sold 55 units of the Class B preferred and received net proceeds of $1,659,117. Using the Black Sholes option pricing model, $68,723 of the proceeds received was allocated to the detachable stock warrants.

4. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the warrants outstanding at October 31, 2002.

                                           Number of     Exercise      Years to
                                           Warrants       Price       Expiration
                                           --------       -----       ----------
     Outstanding at January 1, 2000               0
       Issued                                 8,750         $0           1.00
       Cancelled                                  0
       Exercised                                  0
                                          ---------

     Outstanding at January 31, 2001          8,750
       Issued                               890,563         $5           1.92
       Cancelled                                  0
       Exercised                                  0
                                          ---------

     Outstanding at January 31, 2002        899,313
       Issued                               577,833         $5           3.00
       Cancelled
       Exercised
                                          ---------

     Outstanding at October 31, 2002      1,477,146
                                          =========

The Company applied the Black-Scholes option pricing model to determine the fair value of the detachable stock warrants issued. Accordingly, the Company allocated $2,625 of the proceeds received from the issuance of the convertible debentures in fiscal year 2001 to the detachable stock warrants. For the issuance of the Class A, the Company allocated $111,715 of the proceeds received to the detachable stock warrants. For the issuance of the Class B, the Company allocated $68,723 of the proceeds received to the detachable stock warrants

The Company has no formal stock option or pension plan for employees.

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

6.  PROPERTY & EQUIPMENT

The following schedules detail the property and equipment of the Company at October 31, 2002 and January 31, 2002.

                                             10/31/02             1/31/02
                                             --------             -------
     FX3000 software                       $         0         $ 2,188,233
     Promotion Stat Software                   235,830              57,451
     Furniture & Fixtures                       37,163              23,132
     Equipment                                 176,056             164,688
     Accumulated depreciation                  (80,497)           (622,851)
                                           -----------         -----------

     Net property & equipment              $   368,552         $ 1,810,653
                                           ===========         ===========

7. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                    31-Oct-02         31-Oct-01
                                                    ---------         ---------
     Net loss before provision for income taxes    $(1,263,484)     $  (360,568)
                                                   ===========      ===========
     Current tax expense:
       Federal                                     $         0      $         0
       State                                                 0                0
                                                   -----------      -----------

     Total                                         $         0      $         0

     Less deferred tax benefit:
       Federal loss carry-forward                   (1,441,498)        (858,529)
       Allowance for recoverability                  1,441,498          858,529
                                                   -----------      -----------

     Provision for income taxes                    $         0      $         0
                                                   ===========      ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


     Statutory U.S. federal rate                           34%               34%
     Statutory state and local income tax                  10%               10%
     Less allowance for tax recoverability                -44%              -44%
                                                  -----------       -----------

     Effective rate                                         0%                0%
                                                  ===========       ===========

Deferred income taxes are comprised of the following:

     Net operating loss carry-forward             $ 1,441,498       $   858,529
     Allowance for recoverability                  (1,441,498)         (858,529)
                                                  -----------       -----------

     Deferred tax benefit                         $         0       $         0
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

Although the period that is the subject of this Report is the nine months ended October 31, 2002, this Report has not been filed until June 2003. As indicated in the Company's filing, the Company underwent a significant change in its business objectives, principally due to the joint venture formed with Tradition, N.A., an international financial institution (the "Joint Venture"), mentioned above. At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the development and commercialization of other types of technology including the innovative PromotionStat software system based upon the technology being developed by Luxury. For a more detailed discussion of this change in business direction and a description of these new products, see the Company's Annual Report on form 10-KSB for the fiscal year ended January 31, 2002.

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

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

NINE MONTHS CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

During the nine months ended October 31, 2002, the Company began an offering of its Class B preferred stock in order to develop and market its software programs. The Company seeks to raise a total of $21 Million by issuing 7 million Class B preferred for $3 per share. Each share of Class B preferred has one detachable stock warrant, expiring in three years, that allows the holder to purchase one share of common stock for $5 per share. At October 31, 2002, the Company has sold 40 units of the Class B preferred and received net proceeds of $1,659,000.

During the nine months ended October 31, 2002, the Company continued development of its PromotionStat e-commerce software program through its subsidiary, PromotionStat Inc. The PromotionStat software gives e-commerce companies the ability to verify the effectiveness of their advertising campaigns. Through October 31, 2002, the Company has spent approximately $178,000 in developing the software and expects to continually upgrade and develop the software.

Revenues for the nine month period were $223,000 from the leasing of the FX 3000 program and on-line use of the PromotionStat software. However, since formation of the joint venture with Tradition, N.A., the Company has terminated all its previously existing contracts for the leasing of the FX3000 software and has ceased all marketing efforts. Cost of sales was $160,000. Sales for the same period last year were $124,000, an increase of 80% over last year sales.

Gross profits on sales during the nine months ended October 31, 2002 were $64,000, compared to $37,000 for the same period last year. Gross profits average approximately 30% of sales during this period.

General and administrative expense during the current period, were $1,330,000 compared to $378,000 a year ago. The growth of the general and administrative expense reflects the growth of the operations of the Company. The Company moved to a new office location during the last fiscal year and has hired additional consultants and programmers. The chief executive officer began to draw a salary from the Company once the software being developed became operational and was placed into service in the last half of fiscal year 2001. Most of the increase in general administrative costs were consulting fees paid to professionals for the marketing and promotion of the Company's software. The table below details general and administrative expenses for the nine months ended October 31, 2002 and October 31, 2001.
                                                10/31/02           10/31/01
                                                --------           --------
     Salaries and benefits                     $  225,387        $   87,274
     Rent & utilities                              74,006            54,921
     Consulting & professional fees               587,463            91,505
     Communication costs                           38,804            44,683
     Depreciation                                  60,299            25,357
     Promotion & advertising                       47,979             5,016
     Administration                                72,745            31,533
     Equipment rent                                10,761                 0
     Filing costs                                   8,474               654
     Data processing                                6,270            13,851
     Travel costs                                 198,032            23,480
                                               ----------        ----------

     Total                                     $1,330,220        $  378,274
                                               ==========        ==========

After deducting general and administrative costs, the Company experienced a loss from operations of $1,227,000 for the nine months ended October 31, 2002, compared to an operating loss of $342,000 last year. The principal reasons for the increase in operating loss were first, the termination of revenues from the leasing of the FX3000 software that was transferred to the joint venture and the additional development costs associated with the PromotionStat technology.

Interest expense in fiscal 2001 results from the convertible debentures outstanding at that time. The debentures were converted into Preferred Class A shares towards the end of that fiscal year.

Net loss for the first nine months of fiscal 2003 was $1,263,000, or $.10 per share compared to a loss of $361,000, or $.05 per share for the same period last year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders for the nine months ended October 31, 2002. The dividends in arrears due to preferred shareholders at October 31, 2002 were $377,000.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE THREE MONTHS ENDED OCTOBER 31, 2002

Revenues for the three months ended October 31, 2002 were ($907) resulting from the termination of the Company's direct leasing of the FX 3000 program and no current revenues from the on-line use of the PromotionStat software during the third quarter of fiscal 2003, compared to $115,625 for the same period in the prior fiscal year. Cost of sales were $79,135, compared to $69,305 for the prior year, resulting in a net gross loss from operations of $80,042, compared to a gross profit of $46,320 in the prior year.

General and administrative expense during the third quarter of fiscal 2003 were $353,900 compared to $162,654 for the same period in the prior year. The growth of the general and administrative expense reflects the continued development of the PromotionStat software and the Company's continuing obligation to modify the FX3000 software according to specifications set by the joint venture. To complete these tasks, the Company hired additional consultants and programmers. The table below details general and administrative expenses for the quarter ended October 31, 2002 and October 31, 2001.

                                                  10/31/02         10/31/01
                                                  --------         --------
     Salaries and benefits                        $ 48,938         $ 48,829
     Rent & utilities                               30,611           21,525
     Consulting & professional fees                137,608           21,980
     Communication costs                             4,306           21,432
     Depreciation                                      663            8,474
     Promotion & advertising                             0                0
     Administration                                131,774           40,414
     Equipment rent                                      0                0
     Filing costs                                        0                0
     Data processing                                     0                0
     Travel costs                                        0                0
                                                  --------         --------

     Total                                        $353,900         $162,654
                                                  ========         ========

After deducting general and administrative costs, the Company experienced a loss from operations of $433,942, compared to an operating loss of $116,334 last year.

Interest expense in fiscal 2001 results from the convertible debentures outstanding at that time. The debentures were converted into Preferred Class A shares towards the end of that fiscal year.

Net loss for period was $433,287, or $.03 per share compared to a loss of $115,398, or $.01 per share last year.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2002 cash on hand was $187,000 as compared with $317,000 at January 31, 2002. During the nine month period ended October 31, 2002, the Company raised $1,659,000 by selling Class B preferred shares of an offering that began in early fiscal 2002.

The proceeds of the offering were mostly to pay outstanding programming fees and the continued upgrade of the software development of the PromotionStat program. The Company spent $284,000 in paying the outstanding programming fees and $178,000 on the continuing upgrade of the PromotionStat software program

At October 31, 2002, the Company had working capital of $83,000 compared to a working capital deficit of $91,000 at January 31, 2002. Working capital increased $174,000 during the period. The increase is a combination of the proceeds received from the preferred B offering of $1,659,00, the operating losses of $1,265,000, and the upgrade of the PromotionStat program of $178,000, and purchase of equipment of $110,000.

Total assets at October 31, 2002 were $2,389,000 as compared to $2,278,000 at January 31, 2002. Most of the increase in total assets is the result of the further development of PromotionStat, net of depreciation.

The Company's total stockholders' equity increased from $1,849,000 at January 31, 2002 to $2,244,000 at October 31, 2002. The decrease in stockholders' equity is the result of operating losses of $1,263,000 for the nine-month period ended October 31, 2002 and the raising of capital from the sale of Class B preferred of $1,659,000.

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

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

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

Date: June 19, 2003                 By: /s/ Abel Raskas
                                       ------------------------------
                                       Abel Raskas
                                       President


Date: June 19, 2003                 By: /s/ Alex Stelmak
                                       ------------------------------
                                       Alex Stelmak
                                       Chief executive Officer and
                                       Chief Financial Officer

                CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

    I, Abel Raskas, President and a Board of Director of the Registrant, Advanced Technologies Group, Ltd, certify that:

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