Form 10KSB
period 2002-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-06-20
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2002


                        Advanced Technologies Group, LTD
             (Exact name of registrant as specified in its charter)

  Nevada                         0-30987                         80-0987213
 (State of                      (Commission                  (I.R.S. Employer
Incorporation)                  File Number)              Identification Number)

                   32 Broadway, 4th Floor, New York, NY 10004
           (Address of Principal Executive Offices Including Zip Code) (Formerly 40 Exchange Place 15th Floor New York, NY 10005)

                                 (212) 968-0941
                         (Registrant's Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.0001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of Registrant on August 31, 2002 was $0.

The registrant's revenues for its most recent fiscal year were $ 118,744.

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of January 31, 2002 is 16,252,167. There is no public market for the registrant's securities at the date of this Report.

                                   FORM 10-KSB
                                 January 31,2002
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS                                                     1

PART I

   ITEM 1.  Description of Business                                            1
   ITEM 2.  Description of Property                                           12
   ITEM 3.  Legal Proceedings                                                 12
   ITEM 4.  Submission of Matters to a Vote of Security Holders               12

PART II

   ITEM 5.  Market for Registrant's Common Equity and Related                 12
             Stockholder Matters
   ITEM 6.  Management's Discussion and Analysis of Financial                 13
             Condition and Results of Operations
   ITEM 7.  Financial Statements                                              18
   ITEM 8.  Changes in and Disagreements with Accountants                     18

PART III

   ITEM 9.  Directors, Executive Officers, Promoters and Control Persons      19
   ITEM 10. Executive Compensation                                            25
   ITEM 11. Security Ownership of Certain Beneficial Owners and Management    25
   ITEM 12. Certain Relationships and Related Transactions                    26
   ITEM 13. Exhibits and Reports on Form 8-K                                  26

PART F/S

   Signatures                                                                 27
   Certifications                                                             28
   Financial Statements                                              F-1 to F-14

                           FORWARD LOOKING STATEMENTS

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

(A) CORPORATE HISTORY

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 software program. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software program. The Company received a 25% interest in the company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer, or $1,670,485, was recorded as investment in the joint venture in the balance sheet. At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the acquisition, development and commercialization of other types of technology intended for the e-commerce marketplace.

During October 2001, the Company acquired 100% of the issued and outstanding common stock of Luxury Lounge Inc. ("Luxury") in exchange for 7,000,000 shares of its common stock. Luxury was incorporated in the State of Delaware on August 18, 1999 and, at the time of acquisition, operated an on-line interactive web site specializing in selling jewelry and other luxury appliances at a discount to the retail and wholesale consumer. However, in addition to its on-line marketing operations, Luxury was also in the process of developing several ancillary technologies designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. The Company believes that these technologies, (known as PromotionStat and Promote4Free) when properly developed, will have the potential for generating significant revenues and profits for the Company. The PromotionStat program will allow on-line retailers and advertisers to verify customers and categorize the patrons of on-line retail stores. As a result of changing economic conditions, the Company elected to terminate Luxury's on-line marketing operations and devoted all of its efforts and resources to complete the development and initiate the commercialization of the PromotionStat and Promote4Free technologies.

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat e-commerce advertising screening platform software. To date, no revenues have been generated from the Companies investment in FX Direct Dealer and only limited revenues have resulted from the PromotionStat e-commerce software program.

Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

(B) BUSINESS OF REGISTRANT

GENERAL

The Company's business centers around the development and/or acquisition of new technologies that in management's opinion provide a novel or significantly improved methodology to solve existing problems, meet current demands among business and which have the potential for commercialization. Initially, management has elected to concentrate on technologies within the developing e-commerce marketplace.

                              I. THE FX3000 SYSTEM

The Company's first venture after its formation was development of the patent pending, Internet-based FX3000 software system, a Java-based online foreign exchange dealing system. This system created an on-line foreign currency exchange ("Forex") trading service that offers a complete and technologically superior software platform that allows the retail-level foreign exchange clients access to 24-hour, commission-free foreign exchange dealing, using inter-bank liquidity and efficiencies. As mentioned above, in 2000 the Company reached an agreement with Tradition N.A., a major international financial institution, to implement FX3000 on a commercial scale through a joint venture with the Company. Under the joint venture, the Company assigned all of the FX3000 technology to the new joint venture company with Tradition assuming all administrative, funding and marketing responsibilities of commercializing the FX3000 system. The Company retained a 25% interest in the joint venture and remained obligated to complete the final development of the software to the specifications set by the parties to the joint venture. Management believes that as the joint venture commences commercial operations over the next fiscal year this will be the leading source of revenues for the Company over the foreseeable future. As such, in order to provide a better understanding of the potential of this new technology, following is a brief discussion of the Forex markets and how the FX3000 system operates.

With the advent of Internet communications and related Web technologies, the Company perceived a growing demand for faster, cheaper and more efficient foreign currency exchange trade executions. The present Forex market is estimated to be at $1.5 Trillion in currencies traded every day. Most Forex trading is done at the wholesale level amongst brokers and major banks via private or vendor-supplied computer networks. The availability of Internet technologies is increasing the availability of lower-cost trading opportunities at the retail level for money managers, sophisticated high net worth traders, international corporations and small and medium size institutions. Individual investors are also being drawn to on-line Forex trading in increasing numbers, further increasing the pool of prospective trading participants. In accordance with the industry's research these trends are projected to increase the size of the retail-level Forex marketplace in the next five years, a market that is expected to generate over $25 Billion in transaction-related revenues by 2005.

The Company's FX3000 technology has been designed to serve as a gateway to those inside Inter-bank markets. This technology ensures that all trades are executed as soon as they are received at openly posted executable prices that closely match those of the foreign exchange Inter-bank market by aggregating the trades as they are received and, in turn, executing them in the Inter-bank markets. This allows individual traders and investors to receive the benefits of the massive liquidity and tight quote spreads available in the Inter-bank markets, and allows those markets in turn to service this retail sector without having to manage individual retail accounts.

The Company initially developed its on-line trading environment to include real-time dealing quotes, charting, technical analysis tools and news all in one comprehensive product. FX3000 fully integrates the client, dealer, back office and System Administrator functions. Product features include high-speed execution of client orders and the ability to monitor in real time margin availability, net exposure and profit and loss on all open positions. The Company began marketing FX3000 to demo-users in December 1999 by 2002 had a list of more than 2,500 active demo-users. Following establishment of the joint venture, the Company continued upgrading the FX3000 system to enable the system to better fulfill its market mission and meet the performance criteria established by its joint venture partner. Current plans call for full-scale commercial operation of the upgraded FX3000 software platform to begin during calendar year 2003.

Although the Company had entered into three international licensing agreement for the FX3000 system, upon formation of the joint venture all of these license agreements were terminated and all future commercialization of the FX3000 system will be the responsibility of the joint venture.

                  II. ADDITIONAL TECHNOLOGIES UNDER DEVELOPMENT

GENERAL

As mentioned above, the Company also acquired 100% of the capital stock of Luxury Lounge, Inc., and its two wholly owned subsidiaries PromotionStat, Inc. and Promote4Free, Inc. Through the acquisition of Luxury, the Company acquired several new technologies related to the e-commerce markets which management believes offer an exceptional commercial opportunity to the Company. Principal among these new technologies are PROMOTIONSTAT and PROMOTE4FREE. Both of these technologies have been designed to meet the most basic problems that have resulted in the loss of confidence in Internet-based advertising of products and services to consumers. Given the widespread agreement that Internet marketing is, and will continue to be, a mainstay of how consumers will purchase goods and services in the future, management believes that a critical need exists and will continue to grow for methods to improve the success and viability of Internet-based advertising.

PROMOTIONSTAT AND PROMOTE4FREE TECHNOLOGIES

BACKGROUND: THE INTERNET MARKETPLACE

In less than a decade, Internet-based electronic commerce, or e-commerce, has emerged as the fastest growing factor in the creation of new wealth and overall economic activity in the United States. Additionally, it seems clear that the e-commerce phenomenon is well on its way to redefining how the entire world does business. Online retail sales alone, report analysts from Cambridge-based Forrester Research, Inc., will account for six percent of consumer retail spending in the United States by the end of 2003.

Supporting this aggressive outlook for e-commerce, market researchers from International Data Corporation (IDC) predict that the amount of overall commerce
- INCLUDING BUSINESS-TO-BUSINESS transactions - conducted via the World Wide Web will top $1 trillion by the end of 2003. The trend, say analysts, is not only being driven by the arrival of new consumer users, but also will be spurred by the increasing confidence shown by the business sector in Internet-based commerce. Companies in virtually every market sector and industry must now determine how to develop innovative business strategies to remain competitive in the digital marketplace. Although it is still early, one thing does seem certain: those who make the commitment to integrate e-commerce as a mainstream element in their business practices within and between companies are the ones most likely to wind up on top.

The advertising market as a whole is characterized by the fact that it is difficult to measure, evaluate or analyze the results of a specific ads' effectiveness. For instance the effectiveness of an ad in the newspaper or magazine is related to the amount of purchases or subscriptions of that publication which is clearly a poor measurement. The effectiveness of an ad on television is typically measured by the amount of viewers during a specific airing of an ad, which is calculated by an independent company who cannot verify how effective the ad was in producing results for the advertiser. With the advent of the Internet measuring the effectiveness of ads became somewhat simpler. A visitor may click on a banner or link of an advertiser and wind up on their web site. It is sufficient to place a counter on the advertiser's web site to determine the amount of visitors to that site. It seems simple at first glance. However, when a site receives a visitor, a company has no way of knowing whether a visitor was accidentally routed there, found the site through a search engine or came because of an offer by the advertising company. The increased number of visitors to a site may be due to a variety of reasons besides advertising including the possibility that the numbers were inflated by technological means. Most importantly, if a company advertises in more than one location, it is difficult to determine which ad brought more visitors. Consequently, a company may not be in a position to determine which advertising strategy is most effective in promoting its products or services.

Because it is very difficult to measure and predict the effectiveness of a specific ad placement, a company may continue spending a great sum of money on advertising based on inaccurate data and assumptions. In essence, a company may be spending money on advertising that does not work, which creates a dilemma. How can a company figure out how to budget advertising dollars correctly and allocate money to advertising sources that will lead to profitability when there is no way to measure advertising effectiveness? Presently, there are two basic methods to address this issue on the Internet:

1. SERVER LOG FILE ANALYSIS. This type of analysis can be conducted either online or offline via a company's Internet Service Provider or by means of software that is installed on the server. However this information does not allow for a direct tracing or analysis of which advertising or promotional source brought the product request or sale. Additionally there is no way to track and analyze purchased banner/logo impressions placed on other web sites. Basically, this method does provide a means to determine how many unique visitors resulted and what these visitors did when they visited the web site.

2. BANNER IMPRESSIONS ANALYSIS. Such analysis typically includes the amount of impressions, list of web pages showing this impression, date of the impression, CTR of a particular banner or logo, etc. However, none of the companies offering this type of analysis follow the visitor after the click and have no means to determine which product was of most interest to a particular visitor directed to a web site from a particular advertising source. If a company had access to such information it would be able to conduct a marketing research study for a particular group of visitors. A company would also be able to determine the efficiency of a particular advertising and promotional campaign in providing real traffic and interested consumers.

Clearly, existing methodology does not meet the challenge nor provide the information necessary to structure an effective advertising campaign. It was within this environment that management turned it's attention to developing a new approach aimed at assisting E-Businesses by helping them become more profitable. The resulting technology has been carefully structured to provide meaningful information to a company and foster the biggest "bang for the buck." The result was development of the PromotionStat technology.

PROMOTIONSTAT, INC.

The PromotionStat technology is a patent pending statistical and analytical traffic-monitoring tool designed to help marketing executives monitor the effectiveness of every dollar spent on advertising and promotions as well as utilize a free promotional tool at a favorable exchange ratio. The PromotionStat system tracks visitors' pre and post click activities while identifying what visitors came from which advertisements or links. With PromotionStat's Internet Advertising Rating System, a web site will be able to identify and rate their advertising sources and find out which ads are successful. In essence PromotionStat is capable of reporting and separating visitors from different advertising vehicles and tracking their behavior once they get there. This type of analysis will allow companies to allocate their advertising budget appropriately and prevent them from spending money on ads that are costly and inefficient.

The PromotionStat system is designed to analyze the effectiveness of advertising and promotional campaigns of web sites. This system keeps track of visitors via a series of invisible data collectors placed within individual pages of the web site. An advertiser will be able to identify visitors by the various advertising companies that directed them to their site as well as keep track of both the amount of visitors and their level of interest in the advertiser's products or services. The system calculates the percentage of visitors who looked at the home page versus those who continued browsing other internal pages. In this way a company will be able to determine which advertising company is more effective and whether it is worthwhile to continue utilizing their services.

In addition to finding visitors with high "targetability", the PromotionStat technology is able to record and analyze detailed information regarding visitors. This innovative screening system allows web owners to track and identify the referring source of their visitors, calculate the amount of unique visitors on a daily basis, describe the nature and dynamics of visitor activity on a web site and much more. PromotionStat also has a built in mechanism that can detect artificially inflated traffic, which is unfortunately a common practice on the Internet as web sites are paying "per click". This will help web owners eliminate dishonest promoters that employ such tactics.

A WORKING EXAMPLE OF THE BENEFITS OF THE PROMOTIONSTAT SYSTEM

To best understand the usefulness of the PromotionStat system it may be helpful to track a hypothetical advertising campaign by a company using the Company's system. Assume that Company A paid for 10,000 banner impressions of its product banner to SomeAdvertiser.com. According to the contract with SomeAdvertiser.com., Company A's banner is supposed to be placed on a particular page with similar products and information. So Company A should expect a well-targeted audience to visit its online store. In order to determine the efficiency of its advertising dollars, the PromotionStat system can first determine whether Company A's banner was in fact shown 10,000 times as promised and whether it was shown on the requested page.

The PromotionStat system can also be used by Company A to provide:

     * the real traffic on the pages of the ad promoter and compare those numbers with the numbers promised.
     * the efficiency of Company A's banner based on the CTR so that Company A may make effective modifications to its advertising.
     * by utilizing a special filtering feature in the PromotionStat reporting system, Company A can input the special reference number assigned SomeAdvertiser.com and receive the actual number of unique visitors that came from their web page daily.
     * Company A can receive detailed information about these visitors including date and time of their visit, where they came from, who referred them, their IP number and the geographic region they are from.
     * Company A can receive information regarding which pages were visited, which product, department or category was of most interest and which resulted in actual sales for each day of the week broken down by referral source or tracked on an individual basis.

What is the benefit derived from all of this information provide to Company A? If visitors do not leave the web site after clicking on the first page this will confirm that Company A's impressions are well targeted and not inflated artificially. Further, Company A can use this information to study product demand for a specific product type, product category or department. This provides management with a powerful marketing research tool that will allow Company A to change product offerings to meet market demand. Finally Company A can conduct a final analysis of the efficiency of the money spent on advertising and promotions and compare the amount spent on the 10,000 impressions with the amount of demand or sales generated.

PROMOTE4FREE, INC.

PromotionStat is not limited to providing traffic monitoring tools that measure advertising effectiveness as it works in conjunction with a free promotional service called Promote4Free, that will allow e-commerce companies to decrease their advertising spending and increase market presence simultaneously. One of the most effective methods of web site promotion is to join a banner exchange network that provides a web site access to showing its banner in exchange for showing other members' banners on their web site. Most existing banner exchange networks have an exchange ratio of 2:1, which means that for every one showing of a banner the client must show the banner of another member twice. This ratio is not that effective in bringing traffic as accumulating showings, or "points," at this rate, becomes difficult.

Promote4Free is a banner exchange system that is intended to provide a higher exchange rate of 4:3, allowing for three points to accumulate in the member's account for every four showings of the banner of another. In addition to a favorable exchange ratio, Promote4Free provides broad and detailed statistical information regarding banner showings and allows members complete control of their banner campaigns and point distribution. Promote4Free has a built in fraud protection system that protects members from dishonest practices of other members. This innovative technology does not presently exist in any other banner exchange network program on the Internet.

By combining the innovative services offered by PromotionStat with the advantageous services offered by Promote4Free, management believes that the Company will become a leader in restoring confidence in Internet advertising and making advertising online profitable once again. Promote4Free and PromotionStat are two innovative software systems that are designed to address an existing basic need of E-Businesses of today and strive to promote web sites efficiently and effectively while reducing advertising spending and optimizing financial rewards.

THE CYBER-SHIELD SYSTEM TECHNOLOGY

A third major new technology being developed through Luxury, is the Company's "Cyber-Shield" System. It is an unfortunate reality, as is constantly highlighted by the recurring terrorist activities around the world, that world-wide terrorism has become a highly sophisticated network that utilizes the great advantages of the Internet to secure previously unavailable levels of information for potentially destructive purposes. There are a great number of sites on the Internet that contain information about products and technologies of "double purpose". Unfortunately, today there is no centralized system of monitoring the use of special on-line information to provide a means to detect and project a potential threat. Present systems of traffic analysis (e.g. webtrands.com or Promotionstat.com) cannot ensure the required functionality that is necessary for a system to analyze and project the possible illegal or destructive use of information accessible over the Internet.

What was once the province of scientist is now readily accessible by anyone with a computer. Through the Internet virtually anyone can access information about weapons (including biological, chemical and nuclear in addition to conventional armament), their manufacture and use. It is a sad reality that what is arguably the greatest innovation of this Millennium may also pose the greatest danger to the safety of humanity as a whole. When we are faced with "kamakazi" type fanatics willing to die in suicide attacks, we must face the fact that time has come to temper the unlimited access to information that the Internet represents with technology that allows civilized nations to detect potential danger to their citizens in time to effectively protect them.

There are more than 500 terrorist groups in the world. Many of them are international organizations, carefully conspired groups of fanatics with cast-iron discipline and numerous contacts. At the end of the 20th century a tendency of gradual reorientation of terrorist organizations in the methods of action became observed: they no longer keep their activities to traditional terrorism, with a traditional "limited radius of action." Today, the trend has become to strive for possession of weapons of mass destruction and to take action on a global basis. To make matters worse, experts agree that this trend is on the rise with the consensus among experts being that religious terrorism, for example, will continue on the rise for another 20 to 30 years - unless affirmative action is taken to change this trend in the very near future.

The Cyber-Shield System is an original software program that monitors data flow use in designated methods capable of analyzing and projecting the possible use of information. In contrast to present systems of Web-sites traffic analysis, the Cyber-Shield System aims at controlling not statistics of traffic sites but, rather, Web visitors (or a group of visitors) and their interest in special information. This means that the Cyber-Shield System checks not sites, but visitors, with the ability to forecast and inform about "a critical situation" while it is still in its formative stages.

Although still in its early development stage, management believes that, based upon its evaluation of similar existing technologies now being developed, the Cyber-Shield System offers an unparalleled potential for both commercial development and for governmental and security uses. However, due to limited available resources and the Company's existing obligations with respect to the other technologies it has been developing, management can make no estimate of when the Cyber-Shield System will be available for commercialization.

                                  III. PATENTS

The Company has applied for a patent on its FX3000 Internet-based software system for foreign currency exchange markets as well as for its PromotionStat system.

                                 IV. COMPETITION

The market for new, Internet-based technologies is evolving rapidly, and will be intensely competitive reacting quickly to the accelerating pace of technological change. The Company faces competition in this market sector from a broad sector of companies in many diverse fields whose primary focus is to identify problems and to create new technological solutions for these problems. Further, the search to acquire new technology developed by other for commercialization is also an intensely competitive area. In its efforts to acquire new technology the Company will be competing with many companies in a wide range of industries, most of whom have greater financial resources than the Company and greater market recognition.

Although management believes that the Company's current technologies provides a number of competitive advantages in the markets for which they have been designed, it must be remembered that many of its competitors have longer operating histories, a larger customer base, greater brand recognition and greater financial, technical, marketing and other resources than the Company. Current and potential competitors also have established or may establish relationships among themselves or with others in order to increase the services offered within the same business sectors as the Company.

                                 V. RISK FACTORS

1. LIMITED OPERATING HISTORY AND RECORD OF EARNINGS. The Company has only a limited history of operations. At present, the Company transferred its principal technology to a joint venture formed with Traditional N.A., a major brokerage and financial company, in exchange for a 25% interest in the joint venture. The joint venture has only recently begun to market the FX3000 software system and has not yet distributed any revenues. The Company is also developing additional software product aimed at the e-commerce market, although no assurance can be given as to when these additional technologies will result in operating revenues to the Company. As a development stage enterprise, the Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships.

2. RELIANCE UPON MANAGEMENT. The Company is largely dependent upon the personal efforts of its current management, the loss of any of which could have a material adverse effect upon the Company's business and prospects. The Company does not have key-man life insurance upon the life of any of its officers or directors. Additionally, as the Company implements its commercial operations, it will require the services of additional skilled personnel. There can be no assurance that the Company can attract persons with the requisite skills and training to meet its future needs or, even if such persons are available, that they can be hired on terms favourable to the Company.

3. UNCERTAINTY AS TO MANAGEMENT'S ABILITY TO CONTROL COSTS AND EXPENSES. With respect to the Company's development of its technologies and the implementation of commercial operations, the Company cannot accurately project or give any assurance, with respect to management's ability to control the Company's development and operating costs and/or expenses. Consequently, if management is not able to adequately control costs and expenses, such operations may not generate any profit or may result in operating losses.

4. POSSIBLE ADVERSE EFFECT OF REGULATORY CHANGES. At present, none of the business segments where the Company plans to operate have significant government regulation that could be expected to adversely affect the commercialization of the Company's technologies. However, all of the Company's present technology is related to the Internet and it is possible that the current federal, state or local laws and regulations which apply to the Internet and which relate to services the Company plans to offer its customers, may change in the future. Although it is not possible to predict the extent of any such changes, and although management is not aware of any pending adverse changes in the regulations applicable to its planned business operations, it is possible that future or unforeseen changes may have an adverse impact upon the Company's ability to continue or expand operations as presently planned.

5. INTELLECTUAL PROPERTY RIGHTS. The Company's success will depend in significant part on certain methodologies it plans to utilizes in connection with the commercial applications for its newly acquired technology, as well as with respect to its FX3000 trading system, and on proprietary intellectual property rights it has and may in the future develop. The Company plans to rely on a combination of nondisclosure and other contractual arrangements and trade secrets, copyright, patent and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company may licenses intellectual property. The Company also plans to enter into confidentiality agreements with its employees and consultants and limits access to, and distribution of, proprietary information. There can be no assurance that the steps planned by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. At present, the Company has patent's pending on its FX3000 System and its PromotionStat and Promote4Free technologies. Of course, management cannot predict when, or if, such patents will be granted in the future.

6. RELIANCE UPON WEB SITE, NETWORK INFRASTRUCTURE AND TRANSACTION-PROCESSING SYSTEMS. The satisfactory performance, reliability and availability of the Company's Internet-based technologies, transaction-processing systems and network infrastructure are critical to its operating results, as well as to its ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in the unavailability of or reduced performance of the Company's systems would reduce the volume of revenues and the functionality of the Company's technology. Further, any interruptions in such service could adversely impact the effectiveness of the Company's technology and its ability to perform the functions for which they have been designed. This would seriously harm the Company's business, operating results and financial condition. Management expects that it will need to periodically upgrade its system architecture to accommodate increased traffic and processing needs as the Company's business continues to develop. Management expects this process to be time consuming and expensive without any assurance that such upgrades will be successful.

7. DEPENDENCE ON INCREASED USE OF THE INTERNET AND ON THE GROWTH OF ONLINE COMMERCE. The Company's future revenues depend upon the increased acceptance and use of the Internet and other online services as a medium of commerce. The market for Internet services is in an early stage of growth. Rapid growth in the use of the Internet, the Web and online services is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt, and/or continue to use, the Internet and other online services as a medium of commerce.

8. RISK OF TECHNOLOGICAL OBSOLESCENCE. All industries based upon innovative technology, such as the Company's planned Internet-based systems, are characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new developments and technological enhancements. As a result, the Company's ability to remain competitive will depend in significant part upon its ability to continually upgrade its systems and service to keep up with such technological advances and changes in a timely and cost-effective manner in response to both evolving demands of the marketplace, requirements of applicable laws and regulations and product/service offerings by its competitors. In addition, over the longer term, the Company's ability to remain competitive will depend in significant part upon its ability to develop and introduce, in a timely and cost-effective manner, enhancements to its basic systems and products, which incorporate new technological advances that provide an advantage over its competition. If the Company faces material delays in introducing new services, products and enhancements, customers may forego the use of the Company's system and services and use those of competitors.

9. NO DIVIDENDS AND NONE ANTICIPATED. The Company has not paid any dividends nor, by reason of its contemplated financial requirements, does it anticipate paying any dividends upon its Common Shares in the foreseeable future. Further, the Company has existing commitments to pay dividends on its Preferred Shares which are ongoing and currently in default.

10. ADDITIONAL FINANCING. The Company will require significant additional capital to complete development of its recently acquired technology, commercialization of this technology and for general working capital purposes. To date, such financing has been provided either by loans from the Company's principal shareholders or through the sale of the Company's securities, or a combination of both. There can be no assurance that such sources of capital will prove sufficient in the future. There can be no assurance that any additional sources of financing will be available in the future or, if available, that it can be obtained on terms favourable to the Company.

11. NO PUBLIC MARKET FOR SECURITIES. There is currently no public market for any of the Company's securities. Although management expects that a market will develop for its Common Shares in the future, no assurance can be given that any trading market that develops will be sustained or that shareholders will be able to sell their shares.

12. RISKS OF LOW-PRICED STOCKS; POSSIBLE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S SECURITIES. It is likely that if the Company's stock is eligible to be traded in the future it will be defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 $(5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company's stock, and therefore, may adversely affect the ability of the Company's stockholders to sell stock in the public market.

13. FORWARD-LOOKING STATEMENTS. This document contains forward-looking statements. Readers are cautioned that all forward-looking statements involve risk and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. (See "Forward Looking Statements", PART I above).

(C) REPORTS TO SECURITY HOLDERS

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that SEC internet site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 32 Broadway, 4th Floor, New York, NY10004, and its telephone number is 212-968-0941. The Company occupies these premises, which consist of approximately 5,000 square feet of office space pursuant to a written lease with an unaffiliated party that expires in February, 2012. The Company currently pays rent of approximately $9,350 per month pursuant to said lease. See Financial Statements, Footnote 11, for more detailed information concerning the Company's obligations under this lease. The premises and contents are fully insured.

At this time, the Company has no policy in terms of investment in real estate nor does it have any investment in real estate. The Company has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it or any officer or director, in his capacity as such, has been threatened by any person or entity.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders except for the acquisition of Luxury Lounge, Inc. in exchange for 7,918,565 shares of common stock and the transfer of all right title and interest in and to the FX3000 software in exchange for a 25% interest in a joint venture company formed with Tradition N.A. for the purpose of commercially exploiting the FX3000 system. Both of the foregoing matters were approved by the written consent of the holders of a majority of the issued and outstanding shares of common stock at the time of such approval in accordance with the laws of the State of Delaware.

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

(b)  There are approximately 275 holders of the common equity of the Company.

(c) There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

BACKGROUND

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 software program. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders. Although the Company had begun to generate revenues from the leasing of the FX3000 software system, in March 2002, the Company transferred its FX3000 program to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software program. At that time the Company terminated all existing leases for the FX3000 system. The Company received a 25% interest in the joint venture company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer, or $1,670,485, was recorded as investment in the joint venture in the balance sheet.

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

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer LLC, the joint venture company formed with Tradition N.A., and the PromotionStat e-commerce advertising screening platform software. To date, no revenues have been generated from the Companies investment in FX Direct Dealer or the PromotionStat e-commerce software program.

GENERAL STATEMENT: FACTORS THAT MAY AFFECT FUTURE RESULTS.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the fiscal years ended January 31, 2002 and January 31, 2001. Except for per share amounts, the financial amounts discussed are rounded to the nearest thousandth.

The Company, through its wholly owned subsidiaries, had sought to generate revenue through two business segments: the leasing of the FX3000 software program and the on-line sale luxury goods by Luxury Lounge. Subsequent to the period covered by this Report, the Company elected to terminate the on-line sale of luxury items and concentrate on development of its technologies.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

During the fiscal year 2002, the Company completed the construction of the FX3000 software program and began to lease it to foreign currency trading firms. The FX3000 program allows the user to obtain real time cash market quotes for foreign currency and provides a real time money management feature for users. As of January 31, 2002, the Company had three clients who have signed a FX3000 leasing contract. The standard leasing contract calls for a payment based upon the number of trades executed by the lessee or a minimum base payment, whichever is greater. The lease agreements are normally on a "month to month" basis.

In March 2002, the Company entered into a joint venture agreement with Tradition N.A., a publicly traded European based brokerage and financial company. Tradition and the Company formed FX Direct Dealer LLC (the "Joint Venture") as a joint venture owned 25% by the Company and 75% by Tradition. The Company sold the FX3000 program to the Joint Venture in return for its ownership interest in the joint venture that was formed for the purpose of commercially exploiting the FX3000 Program. Management, whose expertise is software design and development, felt that by entering into the Joint Venture, the marketing expertise of Tradition could be used to promote the FX3000 software program. Management cannot predict, at this time, the FX3000 program sales levels that might be achieved by the Joint Venture. Upon formation of the Joint Venture the Company terminated its existing lease contracts for the FX3000 System and ceased all independent marketing efforts.

On November 1, 2001, the Company purchased 100% of Luxury Lounge Inc., an on-line retailer of luxury goods, in exchange for 7,906,497 shares of the Company's common stock. In addition, Luxury Lounge Inc. is developing the PromotionStat and Promote4Free software program intended to be marketed to the on-line advertising and retail industry. The results of operations discussed below include the operations of the FX3000 software leasing and only three months of the business activity of Luxury Lounge, or from the date of the purchase though January 31, 2002.

During the fiscal year ended January 31, 2002, the Company offered 1,000,000 shares of convertible preferred stock and 1,000,000 detachable common stock purchase warrants as a Unit of 1 share and 1 warrant for $3 per Unit. The preferred stock is convertible into common stock on a share for share basis. Accordingly, management used $3 per share, or $23,756,000 to value the purchase of Luxury Lounge Inc. The fair market value of the assets and liabilities of

Luxury at the time of the purchase was approximately $47,000. As a result, the Company recognized $23,709,000 in goodwill. Management mainly assessed the value of Luxury mostly for the potential for software package development. Management considered the future potential cash flows of the PromotionStat and Promote4Free software program in making an assessment of the goodwill recognized. Since the future cash flows could not be accurately predicted, management decided to record an impairment charge for the full amount of the goodwill recognized. Consequently, the Company recognized an impairment charge of $23,709,000 in the statement of operations for fiscal 2002.

Revenues for the fiscal year 2002 were $119,000. Cost of sales includes the depreciation on the FX3000 program. The cost of developing the FX3000 software system is $2,188,000. This cost is being amortized to cost of sales on a straight-line basis over a period of three years. Depreciation for the fiscal year on the FX3000 program was $518,000. Gross losses on sales were $417,000 for fiscal 2002.

General and administrative expenses for fiscal 2002, exclusive of the impairment charge of $23,709,000 discussed above, were $1,056,000 compared to $904,000 for the prior fiscal year, or an increase of 17%. Most of the increase was due to the purchase of Luxury Lounge Inc. The general administrative expenses of Luxury for the three-month period were $280,000. Management expects that consolidated general and administrative expenses to decrease approximately $100,000 for the coming fiscal year as a result of streamlining the operations of Luxury Lounge Inc.

After deducting general and administrative costs, the Company experienced a loss from operations of $25,182,000 for fiscal 2002, which includes the goodwill impairment charge of $23,709,000 discussed above. Exclusive of the impairment charge, the loss from operations in fiscal 2002 increased to $1,473,000 compared to an operating loss of $904,000 for fiscal 2001.

Also, in fiscal 2002, the Company realized $11,000 from miscellaneous software consulting services provided to various companies; interest income resulted from the investment of the funds raised in the preferred stock offering; and interest expense is the interest accrued on the outstanding convertible debentures. The convertible debentures have a face value of $175,000 and carry an interest rate 12.50%. The debentures were converted into preferred stock in October 2001. Consequently, management expects that interest expense will be negligible in the coming fiscal year.

Net loss for the fiscal year was $25,196,000, which includes the goodwill impairment charge of $23,709,000 discussed above. Exclusive of the impairment charge, net loss for fiscal year 2002 was $1,487,000 compared to a loss of $947,000 in 2001, a 57% increase in the net loss.

On a per share basis, loss per share increased to a loss of $2.45 per share for fiscal 2002 compared to a loss per share of $0.18 last year.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME OF THE FX3000 SEGMENT:

During the three months ended January 31, 2002, the Company completed the development of the FX3000 software program and began to lease the program to foreign currency traders and dealers. Revenues from these leases were $70,000. Cost of sales includes the depreciation of the cost of developing the FX3000 program. The cost of developing the FX3000 was $2,188,000. This cost is being amortized to cost of sales on a straight-line basis over a period of three years. Depreciation for the period was $518,000. Gross losses on lease revenues for the period were $448,000.

General and administrative expenses for the segment were $776,000. Management expects that the overhead costs for this segment to remain level in the coming year. After deducting general and administrative costs, the segment experienced a loss from operations of $1,224,000.

Depreciation expense for the segment for fiscal 2002 was $560,000, which is made up of $518,000 of depreciation on the FX3000 software program and $42,000 of depreciation on office furniture and equipment.

Interest expense of $32,000 is mainly the interest expense on the convertible debentures. The funds acquired from the issuance of the convertible debentures in October 2000 were used to construct the FX3000 program. Therefore, interest expense resulting from the debentures is fully attributable to this segment.

During fiscal 2002, the capital expenditures of the segment were $1,221,000. The Company spent $61,000 on furniture and equipment and $1,160,000 to complete the construction of the FX3000 program.

Management expects no significant capital expenditures for this segment in fiscal year 2003.

As stated above, in March 2002, the Company entered into a joint venture agreement with Tradition N.A. and transferred all of its rights to the FX3000 system to the joint venture in exchange for its 25% ownership interest therein. In early 2003 the joint venture completed the development of the FX3000 system and began its initial marketing efforts. Although it remain too soon to predict the success of this marketing effort, the Company believes that the joint venture will generate revenues during fiscal 2003.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME OF THE LUXURY LOUNGE SEGMENT:

On November 1, 2001, the Company purchased Luxury Lounge Inc., an on-line retailer of luxury goods. In addition, Luxury Lounge Inc., is developing the PromotionStat and Promote4Free software programs intended to be marketed to the on-line advertising and retail industry. The results of operations discussed below include the operations of the FX3000 software leasing and only three months of the business activity of Luxury Lounge, or from the date of the purchase though January 31, 2002.

During the year, the Company offered 1,000,000 shares of convertible preferred stock and 1,000,000 detachable common stock purchase warrants, offered in Units of 1 share and 1 warrant, for $3 per Unit. The preferred stock is convertible into common stock on a share for share basis. Accordingly, management used $3 per share, or $23,756,000 to value the purchase of Luxury Lounge Inc. The fair market value of the assets and liabilities of Luxury at the time of the purchase was approximately $47,000. As a result, the Company recognized $23,709,000 in goodwill. Management mainly assessed the value of Luxury mostly for the potential for software package development. Management considered the future potential cash flows of the PromotionStat and Promote4Free software program in making an assessment of the goodwill recognized. Since the future cash flows could not be accurately predicted, management decided to record an impairment charge for the full amount of the goodwill recognized. Consequently, the Company recognized an impairment charge of $23,709,000 in the statement of operations for fiscal 2002.

Revenues for the three months ended January 31, 2002 were $49,000. Cost of sales were $18,000 resulting in gross profits on sales of $31,000. Management expects that the gross profit percentage on retail sales of on-line luxury items to be range between 60% and 70%. Normally, the higher priced item has a higher gross margin. Consequently, the gross profit percentage will vary upon the mix of luxury products sold.

Excluding the goodwill impairment charge of $23,709,000 discussed above the general and administrative costs of the segment were $280,000 for the three months for the period. Management expects general and administrative expenses for the segment to decrease to approximately $255,000 per quarter in fiscal year 2003 as a result of management's efforts to eliminate duplicative efforts of Luxury Lounge's sales and programming efforts.

The segment expended $57,000 during the period in developing its PromotionStat software program. The software program is a security program designed to assist on-line advertisers and on-line retailers in verifying and classifying the users of on-line retail services.

Following the end of fiscal 2002, management elected to terminate the on-line sale of luxury items and to concentrate its efforts and resources in the development of additional technologies, principally including the PromotionStat and Promote4Free technologies being developed by Luxury. Management expect to complete the development of these technologies during the first half of fiscal 2003 and to generate revenues there from during the second half of fiscal 2003.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2002 cash on hand was $317,000 as compared with $19,000 at January 31, 2001. During the year, the Company offered 1,000,000 shares of Class A Convertible Preferred Stock with 1,000,000 detachable common stock purchase warrants in Units consisting of 1 share and 1 warrant for $3 per Unit. The Company completed the offering September 2001. As a result, the Company issued 824,938 convertible preferred shares for proceeds of $2,475,000. Brokerage fees were $228,000 resulting in net cash proceeds to the Company of $2,247,000. At January 31, 2002, the dividend on the Class A Preferred Shares were in arrears for $115,773.

The proceeds of the offering were mostly used to complete the construction of the FX3000 program and for operations. Operations used $611,000 of cash during fiscal 2002, as opposed to $773,000 in fiscal 2001. During this period, the Company spent approximately $1,160,000 to complete the construction of the FX3000 program. In addition, the Company spent $57,000 in developing the PromotionStat software program.

In October 2001, the Company entered into a lease for office space on Broadway in New York City. The Company spent $45,000 on the security deposit for the space. Cash expenditures for new office furniture and equipment were $61,000. The Company acquired a cash balance of $71,000 when it purchased Luxury Lounge Inc. in November 2001. In addition to operations, the new office, and the software development, the Company repaid a shareholder loan taken in fiscal year 2001 of $85,000. In addition, the Company advanced an officer and a shareholder $11,000.

At January 31, 2002, the Company had a working capital deficit of $91,000 compared to a working capital deficit of $236,000 at January 31, 2001. Much of the increase in the working capital is due to the conversion of the convertible debentures to preferred stock that occurred in October 2001.

Total assets at January 31, 2002 were $2,278,000 as compared to $1,184,000 last year. Most of the increase is due to the offering of the preferred stock during the year and the increase in the capitalized cost of the FX3000 program.

The Company's total stockholders' equity increased from $845,000 at January 31, 2001 to $1,849,000 at January 31, 2002, or an increase of $1,004,000. As mentioned above, during the year the Company completed a private placement of its securities and sold 824,938 shares for proceeds of $2,475,000. Brokerage fees on the offering were $228,000 resulting in net cash proceeds to the company of $2,247,000, of which $112,000 was allocated to the value of the detachable warrants. In addition, the convertible debenture holders elected to convert the face of their debentures and interest to preferred stock in October 2001. The Company issued 65,625 preferred shares to retire $197,000 in convertible debt.

In March 2002, after the end of fiscal 2002, the Company began an offering of shares of Class B Preferred Stock. The Company is offering 10 million Class B Preferred Shares for $3 per share to be sold in minimum units of 30,000 shares. The Class B preferred stock have a stated value of $3 per share and a cumulative non-participating dividend of 6%. The Class B preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class B preferred share includes one detachable common stock purchase warrant. The common stock purchase warrant is exercisable into a common share at an exercise price of $5 and expires three years from the date of the issuance.

As of the date of this Report, the Company has sold 553,000 shares of its Class B Preferred Stock for total proceeds of $1,659,000.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of Advanced Technologies Group, Ltd. for the years ending January 31, 2002 and 2001are submitted herewith as PART F/S on Pages F-1 to F-13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no disagreements with the registrants former or present Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has three officers and three directors.

The following table sets forth as of the date hereof, with respect to each of the Company's directors and officers their position and their ages:

   Name             Age                           Position
   ----             ---                           --------
Alex Stelmak        53      Chief Executive Officer & Chairman of the Board of
                            Directors
Stan Mashov         33      Vice President, Chief Technology Officer & Director
Dr. Abel Raskas     62      President, Senior Marketing Director and Director of
                            the Company; CEO and Director of Luxury and its Subsidiaries

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

ALEX STELMAK, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Mr. Stelmak founded and has been President and Chief Executive Officer of the Company since its inception in 1997. He has also served as Chief Executive Officer of Oxford since its inception in 1997. He has over twenty years of experience in operation and management, building highly successful financial services firms. Mr. Stelmak has served as President of Commonwealth Capital Group, Ltd., a financial advisory and investment-banking firm that has been engaged as a consultant to the Company. From 1996 to 1998, he served as the President of Oxford Holdings - a Registered Commodities Broker/Dealer principally engaged in providing managed currency-trading programs for Institutional and private clients. Prior to 1996 Mr. Stelmak also served as a stockbroker with BDS Securities, Greenway Capital and US Securities, Inc. He holds a Series 7 and 63 licenses from the National Association of Securities Dealers. Mr. Stelmak has a Bachelors Degree in Business Administration.

STAN MASHOV, VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER

Mr. Mashov has been Vice President and head of information technology of the Company since its formation in 1997. He has also served in the same capacity for Oxford since its formation in September 1997. Mr. Mashov has been mainly responsible for the design, development and implementation of the FX3000 on-line currency trading software platform. He is also responsible for FX3000's human and technical resources dedicated to software, technology and infrastructure development, implementation and business support. During his tenure with the Company Mr. Mashov assembled a superior team of programmers who, under his supervision designed, developed and implemented FX3000's assignment for a new software system to meet trading, risk management and back office business requirements. He was also instrumental in implementing FX3000's web site, manual and educational material. Prior to joining the Company, Mr. Mashov served as Chief Analyst and Currency Trader for Oxford Holdings, a company principally engaged in providing managed currency trading programs for individual investors. Mr. Mashov received his Degree in Accounting from Berkeley College.

DR. ABEL RASKAS, PRESIDENT / SENIOR MARKETING DIRECTOR

Dr. Raskas has served as a director of the Company since 1998. He is also Founder and President of Luxury Lounge, Inc.- an Internet wholesaler and retailer of luxury and premium quality goods and services recently acquired by the Company. Prior to establishing Luxury Lounge, Inc. Dr Raskas served as Vice President of Trimol Group, Ltd., a Publicly Held company engaged in the business of producing specialized documents through patented software. As a Principal of Trimol Group, Ltd, Dr. Raskas was instrumental in bringing the Company to the Public Market. Prior to joining Trimol, from 1991 to 1998, he was a Principal and Vice President of Ocean Bridge International, Ltd., a company principally engaged in commercial finance and International trade with Eastern European countries. From 1980 to 1986 Dr. Raskas was the Founder and Principal of ABDATA Independence, Inc., a computer service bureau that was acquired in 1986 by Sandata Corp. Following the sale of ABDATA, Dr. Raskas remained a director of Marketing for Sandata Corp. until 1991. During this same period Dr. Raskas managed a data processing school and was one of the founders of CAIS Systems, a computer advertising information system. From 1966 through 1979 Dr. Raskas was an independent consultant in the design and implementation of management information systems ("MIS") to different industries. Dr. Raskas holds the equivalent of a Doctorate Degree in business management and computer science from St. Petersburg University (received in 1973). He has authored 20 articles and one book all in the field of business management and computer science.

KEY EMPLOYEES

DMITRY FINKELSTEIN, DIRECTOR OF SOFTWARE DEVELOPMENT

Mr. Finkelstein joined the Company in the beginning of 2000 as a special technical adviser. Mr. Finkelstein was instrumental in establishing its Software Development Department. As a Director of the Software Development Department, Mr. Finkelstein is managing development efforts dedicated to FX3000 trading platform. While at the Company, Mr. Finkelstein assembled a number of talented and dedicated software professionals into a creative and productive development team with a high level of software engineering culture and challenging goals. More importantly, Mr. Finkelstein helped establish the Company's software development process and quality assurance standards and practices designed to provide consistent quality control in all aspects of the Company's technology development. With his broad software engineering experience Mr. Finkelstein also took part in the development of high-level design and architectural concepts for the next generation of the FX3000 platform and has been managing all the analytical, design, implementation and testing activities for subsequent FX3000 releases. Mr. Finkelstein holds a Master of Science Degree in Mathematics from St. Petersburg Institute of Fine Mechanics and Optics.

None of the Directors, Officers or key employees has been convicted or is subject to a pending criminal proceeding, nor have they been subjected to any type of order barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities. Furthermore, none of the Directors and Officers has been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

BOARD OF ADVISORS

The Company has assembled a Board of Advisors to advise the Board with respect to specific matters affecting the Company and its business operations. Depending upon the nature of the advice requested by the Board, they may receive compensation in specific circumstances as determined by the Board of Directors. Their recommendations are purely advisory and the Board is not obligated to follow any recommendations made. Following are profiles for each member of the Board of Advisors:

JOSEPH BOTKIER, SPECIAL ADVISOR TO THE BOARD OF DIRECTORS

Mr. Botkier joined the Company in October 2000 as a special advisor to the Board. Mr. Botkier brings over 25 years of hands-on professional and management experience in the Banking and Currency Industries. His career started in 1972 as Deputy Operations Manager with HARRIS TRUST Co. of New York. From 1974 to 1985 Mr. Botkier served as Assistant Operations Manager and was later advanced to the position of Vice President and Treasurer of CREDITO ITALIANO. While at CREDITO ITALIANO Mr. Botkier is credited with establishing the bank as one of the first banks to trade Currency Futures and use Swap's and FRA's. As one of the youngest Bank Treasurers in New York, he assumed responsibility for Futures and Foreign Currency Dealing and posted profits yearly (From 1976-1985) while building a $1Bill. Portfolio with over $75 Million in profits. From 1985 to 1988 Mr. Botkier joined BANK CARIPLO of New York as First Vice President and Deputy General Manager, where he was directly responsible for establishing the bank's New York Treasury operations, which consisted of trading Money Market instruments, Currencies and Derivatives. From 1988 to 1998 Mr. Botkier had accepted a position of Senior Vice President and Treasurer and, later was promoted to Executive Vice President and Deputy General Manager with BANK BRUSSELS LAMBERT of New York. During his tenure at BBL he was fully responsible for the entire Foreign Exchange Department as well as Money Markets, Capital Markets, Derivatives and the structuring and funding of loan portfolios and Asset Management. As such, he was credited with successfully rebuilding the Trading Operations, transforming the Bank's Foreign Exchange desk from negative performance to cumulative profits in excess of $200 Million. At the same time, he instituted a computer based Risk Management System to monitor and evaluate Treasury Instruments. At BANK BRUSSELS LAMBERT Mr. Botkier was credited with restoring treasury function to profitability in 12 months (From $1.5 Mill. in 1989, $8 Mill. in 1990); establishing a proprietary mortgage-backed securities portfolio in 1992 $(1.5 Bill.) and asset-backed portfolio in 1993 $(1.1 Bill.); starting a Domestic High-Yield Trading and Asset Management Group in 1996 and growing the assets to over $200 Mill. In 1996 he Created and Managed a Proprietary Fund worth over $500 Mill. For the Bank, which was directly invested in Corporate Bonds. In 1997 Mr. Botkier launched the first Leveraged High Yield Fund for the Bank's account with $150 Mill. in assets. During the same year, he also established and managed a Proprietary Fund (75 Mill.) participating in Emerging Market Debt and launched the bank's first "Fund of Funds"$(50 Mill.) In 1998 Mr. Botkier successfully concluded a $170 Mill. CBO in partnership with Goldman Sachs. During his distinguished career, Mr. Botkier became a successful senior level Banking Industry Executive with extensive strength in developing and executing highly profitable trading strategies dealing with: Currencies, Currency Options, Euro Bonds, Derivatives, Swaps, FRA's and High Yield Securities. He is highly skilled and perceptive in fostering and maintaining long-term relationships with major Banks and Fortune 500 Company's, building organizational infrastructures to drive and sustain revenues, generating strong profits as well as identifying and capitalizing on new and niche market opportunities. In his long and successful career Mr. Botkier has maintained well over $5 Billion in capital under management. Mr. Botkier holds a BS degree in Mathematics. He also received his Advanced Studies from The American Institute of Banking.

DR. ALFRED D. MORGAN, PH.D. SPECIAL FINANCIAL ADVISOR TO THE BOARD OF DIRECTORS

Dr. Alfred D. Morgan joined the Company in November 2000. Mr. Morgan brings to the Company more than 25 years of versatile and diverse financial experience with major Public and Private Corporations. He worked for 4 years with Lehman Bros. as a Securities Analyst, Portfolio Manager and General Corporate Financing Executive. After that Mr. Morgan accepted a position of Director of Development with Fairbanks Whitney Corp (NYSE). Subsequently, he joined a NYSE firm Federman, Stonehill as a Partner directly responsible for major IPO`s (Subaru of America, Cablevision Systems). At the same time (1980-1983) Mr. Morgan was a Special Professor of Finance with Hofstra University School of Business. By 1984 he devoted his full time to teaching as Professor of Finance at Southern Connecticut State University, where he introduced courses in Entrepreneurship and Security Analysis. At the same time he was involved with managing of Peachtree Venture Capital Fund and was directly responsible for aiding a number of growth companies to penetrate Public Markets by Reverse Merger (Transmedia Network, Resources America, MSH Entertainment). During his distinguished career in the financial community, Mr. Morgan also held a number of Directorship positions with major Public and Private Corporations: Magic Marker Pens Co., Transmedia, Resources America Oil Co., Columbia Financial Exchange, MSH Entertainment, etc. Mr. Morgan also enjoys a long lasting working relationship with a number of financial publications where he frequently publishes his articles including Wharton Journal of Venture Capital, Oxford Journal of Statistics, Bankers Magazine, US Investor, Nation. Dr: Morgan holds Ph.D. in Economics from Harvard, Teaching Fellowship, Research Scholarship Oxford University for Ph.D. Thesis, M.A. Scholarship from University of Wisconsin, Assistant in Statistics, M.A. Thesis. Non-Degree courses with New York University in Accounting, Arbitrage, Investment Banking. Honors and
Recognition's: Appointed by U.S Secretary of Commerce to Connecticut State District Council; Held a Seat on New York Commodities Exchange; Nominated as Teacher of the Year by Finance Club, Southern Connecticut State Univ. and Univ. of Georgia; Rhodes Scholar Nominee, Phi Beta Kappa.

KEN R. LEW, SPECIAL ADVISOR TO THE BOARD OF DIRECTORS.

Mr. Lew is currently a consultant in the merger/acquisition business. Mr. Lew has been an Officer/Director of a public company since January 2000. He holds an M.B.A. in Business Finance, a B.Sc. in Cell Biology, and a B.A. in Chemistry from the University of Washington and Seattle City University. Mr. Lew has produced and edited two financial books and he has written numerous technical publications. His education, technical background and experience in business finance provides a valued source of technical and financial guidance.

CARL P. RANNO, ESQ. SPECIAL LEGAL ADVISOR TO THE BOARD OF DIRECTORS

Mr. Ranno currently serves as Chairman and CEO of Spectrum Advisors, LLC, a company engaged in the business of mergers and acquisitions as well as advisory functions to its clients. Mr. Ranno is member of numerous boards of directors of both publicly held and private companies. Apart from his other duties and business affiliations, Mr. Ranno has been a practicing attorney since 1968 and currently serves as general counsel to numerous publicly held companies advising these companies in the areas of general corporate law and, specifically, in the areas of U.S. securities laws. From 1992 to 1997 Mr. Ranno served as President and CEO of Pollution Controls International Corp., a publicly traded company engaged in the manufacture and marketing of automotive after-market products on a global basis. From 1990 to 1992 Mr. Ranno also operated as an independent Investment Banker associated with Corporate Capital Group and, ultimately, Ladenburg Thalman in New York. His activities during this period principally involved the acquisition of companies that supply automotive manufacturers. Mr. Ranno hold a Bachelor of Science degree in Economics and Chemistry from Xavier University and a Juris Doctor degree from the University of Michigan School of Law.

SHOLIM GINSBURG, STRATEGIC TECHNOLOGY ADVISOR TO THE BOARD OF DIRECTORS

Sholim Ginsburg has over 26 years experience in management and programming in various fields of data processing and data communications in the banking, brokerage and engineering industries. Presently, Mr. Ginsburg serves as Vice President of Citicorp's Global Technology Organization where he manages the communications software area. Mr. Ginsburg has worked for Citicorp for over 15 years, having been involved with Citicorp's Y2K initiative and having overseen Citicorp's implementation of some of the first Web enabling technologies and TCP/IP on mainframe computers and router based communications networks in the banking industry. Also while at Citicorp, Mr. Ginsburg was in charge of communications hardware and software strategic planning with responsibilities for the network design, organization and integration to enhance network capabilities. Prior to joining Citicorp in 1985, Mr. Ginsburg held a senior technical position at Prudential Securities and Gibbs & Hills, Inc. Mr. Ginsburg holds both Bachelors and Masters Degrees in Mathematics.

THEODORE JAY, ESQ. PATENT COUNSEL TO THE BOARD OF DIRECTORS

Mr. Jay has been an attorney his entire career, having been admitted to practice before the bar in New York, New Jersey and Connecticut as well as being admitted to practice as a patent attorney in the United States Patent and Trademark Office. In 1946 he became a member of the patent department for GTE and was promoted successively from the position of Patent Attorney for the Research Laboratories to a Counsel for Telephone and Electronic Systems. During his tenure with GTE Mr. Jay led negotiations in concluding world-wide patent cross licenses with General Electric, AT&T and other major corporations as well as directing various types of patent and trademark litigation. During his employment with GTE Mr. Jay prepared and filed over 300 patent applications in various electronic, mechanical and chemical fields. In 1987 Mr. Jay accepted early retirement from GTE and established his present independent practice providing patent, copyright and Science Degree in General Engineering from the Massachusetts Institute of Technology and his Doctorate of Law Degree from New York University School of Law. Mr. Jay was directly responsible for the successful completion of Patent Pending Application for FX3000 Proprietary Internet Currency Trading System.

DR. V. L. KVINT, PH.D. SPECIAL ADVISOR TO THE BOARD OF DIRECTORS

DR. KVINT has, since 1997, served as an independent consultant for the United Nations. Dr. Kvint also served as the Director of Emerging Markets for Arthur Andersen LLP where his duties included the analysis of various economies and development of the commercial environment in emerging markets world-wide. Dr. Kvint also currently serves as a Professor of Management Systems and International Business at the Graduate School of Business, Fordham University and as Adjunct Professor of Management Strategies in Emerging Markets at the Department of International Business, Leonard N. Stern School of Business, New York University. Dr. Kvint received his Masters of Science Degree in 1972 and his Doctorate Degree in Economics in 1975. In 1997, Dr. Kvint was named an Honorary Fellow by the New England Center for International and Regional Studies in Connecticut and also received an Honorary Doctorate Degree from the University of Bridgeport. IN 2001 DR. KVINT WAS AWARDED WITH THE PRESTIGIOUS FULBRIGHT SCHOLAR AWARD IN ECONOMICS.

ALEXANDER GORLOV PH.D. CHIEF TECHNOLOGY ADVISOR TO THE BOARD OF DIRECTORS

PROFESSOR ALEXANDER M. GORLOV of Northeastern University in Boston is the 2001 recipient of the prestigious ASME Thomas Edison Patent Award for his patented invention of the Gorlov Helical Turbine. The Edison Patent Award was established in 1997 in order to recognize the creativity of a patented device or process that has the potential to significantly enhance some aspects of mechanical engineering. Professor Gorlov is a Professor Emeritus at Northeastern. During his rich professional career, Professor Gorlov has established himself as a major powerhouse in High Technology field. He holds 21 International and US patents in such fields as Renewable Energy, Structural Analysis & Design, Theoretical Mechanics as well as the design of Bridges and Tunnels. In particular, his recent invention- "Terrorist Truck-Bomb Protection System" is certified by 4 US patents and is placed on the US Department of State list of certified equipment. That allows the system to be used for protection of vital Government installations such as Nuclear Power Plants, Military Bases around the World, Embassies, Bridges and Tunnels as well as other potential strategic targets from terrorist attacks. Professor Gorlov is a recipient of research grants from the US Dept. Of Energy, Allied Signal Co., New England Power Co. He is a leading designer of a number of major worldwide construction projects such as subway systems, hydroelectric power plants, tunnels, bridges etc. Professor Gorlov is an author of over 90 periodical technical papers and 3 books.

DR. MARK G. KARPOVSKY, PH.D. SPECIAL ADVISOR TO THE BOARD OF DIRECTORS

Dr. Karpovsky has been a full Professor of Electrical and Computer Engineering of the Boston University, and Director of the Reliable Computing Laboratory since 1983. He conducts research in the areas of new techniques for design of reliable multiprocessors, networks of workstations and local area networks, routing in computer and communications networks, testing, and diagnosis of computer networks combining on-line and off-line techniques for error detection and/or location, and fault-tolerant message routing for computer networks. Dr. Karpovsky teaches graduate courses on interconnection networks, computer hardware testing, fault-tolerant computing, and error-correcting codes. Dr. Karpovsky received the B.S., M.S. and Ph.D. degrees in 1961, 1963 and 1967, respectively. He has been Visiting Professor at the University of Dortmund and Ecole National Superieure des Telecommunication, Paris. Dr. Karpovsky has been a consultant for IBM, Digital Corp., Honeywell, and AT&T, and is currently Director of the Reliable Computing Laboratory. He has published more than 140 papers and several books in the areas of logic design, testing and diagnosis, fault-tolerant computing and error-correcting codes.

DR. JOSEPH MEDVED, PH.D. SPECIAL ADVISOR TO THE BOARD OF DIRECTORS

Dr. Medved has over 30 years in Data Processing experience, the last 20 years of which have been in development of database online applications. Dr. Medved positions included Project Manager, Business Analyst, System Architect and Database Administrator for major database online projects. For the past 10 years Dr. Medved has served as business Analyst-Database Administrator for the City University of New York, with primary duties in Internet application development. Dr. Medved is currently serving as full Professor of the Computer Science Dept. of the City University of New York. Dr. Medved served as System Architect for New York Life Insurance Company, where he was personally responsible for the entire computer system design and implementation. Dr. Medved holds a Masters Degree in Computer Science and Economics and a Ph.D. in Computer Science.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Officers, Directors and those beneficially owning more than 10% of small business Company's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the Company.

ITEM 10. EXECUTIVE COMPENSATION

The executive officers of the issuer received salaries of $150.000 in the aggregate during fiscal 2002. At present, there are no written employment agreements between the Company and any of its officers or directors.

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

                                       Number of                 Percent
      Name                          Shares Owned (1)              Owned
      ----                          ----------------              -----
Alex Stelmak                           4,389,476                  27.0%
32 Broadway, 4th Floor
New York, NY 10004

Stan Mashov                              827,778                   5.1%
32 Broadway, 4th Floor
New York, NY 10004

Dr. Abel Raskas                        4,389,476                  27.0%
32 Broadway, 4th Floor
New York, NY 10004

Officers & Directors
as a Group (3 Persons)                 9,606,730                  59.1%

----------
(1)  Based upon 16,252,167 issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal year 2001, the Company lent an officer and shareholder of the Company $60,000. The advance is unsecured and is due on demand and is recorded in loans from shareholders in the consolidated balance sheet. The loan carries interest of 3.50%. Interest income of $2,205 and $1,575 at fiscal year ended 2002 and 2001, respectively, is attributable to this loan has been recorded as interest income in the consolidated statement of operations. After the end of fiscal 2002 this loan was forgiven by the Company in lieu of payment of performance bonuses.

During fiscal year 2001, the Company borrowed $85,000 from a company that is owned by an officer and a shareholder of the Company. The loan payable is unsecured, due on demand, and non-interest bearing. The loan payable is reflected in loans from shareholders in the consolidated balance sheet and was paid during fiscal year 2002.

During fiscal year 2002, the Company advanced an officer and shareholder of the Company $8,825. The advance is unsecured and is due on demand and is recorded in receivables from shareholders in the consolidated balance sheet. The loan has no stated interest.

There are no parents of this small business Company.

There are and have been no transactions with promoters.

There were no material underwriting discounts and commissions upon the sale of securities by the Company where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.                         Description
    -----------                         -----------
       99 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: June 19, 2003                    By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Executive Officer and Director

Dated: June 19, 2003                    By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President and Director

Dated: June 19, 2003                    By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: June 19, 2003                    By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Director

Dated: June 19, 2003                    By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            Director

Dated: June 19, 2003                    By: /s/ Stan Mashov
                                            ------------------------------------
                                            Stan Mashov
                                            Director

                CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     I, Abel Raskas, Chairman of the Board of Directors of Advanced Technologies Group, Ltd., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Advanced Technologies Group, Ltd.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 19, 2003                    By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President

                CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     I, Alex Stelmak, Chief Financial Officer of Advanced Technologies Group, Ltd., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Advanced Technologies Group, Ltd.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 19, 2003                    By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Financial Officer

                           DONAHUE ASSOCIATES, L.L.C.
                           27 BEACH ROAD, SUITE CO5-A
                            MONMOUTH BEACH, NJ. 07750
                              PHONE: (732) 229-7723


                          Independent Auditor's Report


The Shareholders
Advanced Technologies Group, Ltd.

We have audited the accompanying consolidated balance sheets of Advanced Technologies Group, Ltd. as of January 31, 2002 and January 31, 2001 and the related consolidated statements of operations and consolidated statements of changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technologies Group, Ltd. as of January 31, 2002 and January 31, 2001 and the related consolidated statements of operations and consolidated statement of changes in shareholders' equity and cash flows for the years then ended then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.


/s/ Donahue Associates, L.L.C.

Monmouth Beach, New Jersey
April 30, 2002

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2002 and January 31, 2001

                                                                          31-Jan-02          31-Jan-01
                                                                        ------------       ------------
ASSETS

Current assets:
   Cash & interest bearing deposits                                     $    316,752       $     18,573
   Accounts receivable                                                        21,000                  0
                                                                        ------------       ------------
      Total current assets                                                   337,752             18,573

Other assets:
   Property & equipment (net of accumulated depreciation of
    $624,230 at January 31, 2002 and $ 73,775 at January 31, 2001)         1,810,653          1,093,436
   Receivable from shareholder                                                72,605             61,575
   Security deposit                                                           45,000                  0
   Trademarks & patents (net of amortization of $606 at
    January 31, 2002 and $0 at January 31, 2001)                              11,509             10,615
                                                                        ------------       ------------

      Total assets                                                      $  2,277,519       $  1,184,199
                                                                        ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                  $    428,904       $     82,401
   Debentures payable (net of un-amortized discount of $2,893)                     0            172,107
                                                                        ------------       ------------
      Total current liabilities                                              428,904            254,508

   Loan from shareholder                                                           0             85,000

Shareholders' equity:
   Series A preferred stock, 1 share convertible to 1 share
    of common; 13% cumulative non-participating, authorized
    1,000,000 shares at stated value of $3 per share, issued
    and outstanding 890,563 shares                                         2,332,402                  0

   Common stock - $.0001 par value, authorized 100,000,000
    shares, issued and outstanding, 16,252,167 at January 31, 2002
    and 8,333,602 at January 31, 2001                                          1,625                833
   Additional paid in capital                                             27,765,258          3,898,632
   Accumulated deficit                                                   (28,250,670)        (3,054,774)
                                                                        ------------       ------------
      Total shareholders' equity                                           1,848,615            844,691
                                                                        ------------       ------------

      Total Liabilities & Shareholders' Equity                          $  2,277,519       $  1,184,199
                                                                        ============       ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2002 and January 31, 2001


                                                  31-Jan-02          31-Jan-01
                                                ------------       ------------
Revenues:
  Gross Sales                                   $    118,744       $          0
  Less cost of sales                                (535,691)                 0
                                                ------------       ------------

  Net gross loss on sales                           (416,947)                 0

General and administrative expenses:
  Salaries and benefits                         $    100,499       $    113,046
  Rent & utilities                                    66,043             56,181
  Consulting & professional fees                     566,952            595,302
  General administration                             215,497             81,089
  Communication costs                                 65,287             30,911
  Impairment charge                               23,708,832                  0
  Depreciation                                        41,917             27,634
                                                ------------       ------------

  Total general & administrative expenses         24,765,027            904,163
                                                ------------       ------------

Net loss from operations                         (25,181,974)          (904,163)

Other revenues and expenses:
  Consulting fees                                     11,251                  0
  Interest income                                      7,152              9,405
  Interest expense                                   (32,325)           (52,069)
                                                ------------       ------------

Net income before provision for income taxes     (25,195,896)          (946,827)

Provision for income taxes                                 0                  0
                                                ------------       ------------

Net loss                                        $(25,195,896)      $   (946,827)
                                                ============       ============

Loss per common share:
  Basic & fully diluted                         $      (2.45)      $      (0.18)

Weighted average of common shares:
  Basic & fully diluted                           10,313,243          5,161,545


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2002 and January 31, 2001

                                                                    31-Jan-02          31-Jan-01
                                                                  ------------       ------------
Operating Activities:
  Net loss                                                        $(25,195,896)      $   (946,827)
  Adjustments to reconcile net income items
   not requiring the use of cash:
     Impairment charge                                              23,708,832                  0
     Amortization                                                        1,110                  0
     Depreciation                                                      560,498             27,634
     Amortization of debenture discount                                    268             46,290

Changes in other operating assets and liabilities :
  Prepaid expenses                                                           0              9,588
  Accounts receivable                                                  (21,000)                 0
  Accounts payable & accrued expenses                                  346,503             90,558
                                                                  ------------       ------------
Net cash used by operations                                           (599,685)          (772,757)

Investing Activities:
  Security deposit on office space                                $    (45,000)      $     19,576
  Costs of patent/trademark                                             (2,004)            (1,025)
  Purchase of property & equipment                                  (1,277,715)           (63,730)
                                                                  ------------       ------------
Net cash used by investing activities                               (1,324,719)           (45,179)

Financing Activities:
  Issuance of convertible debentures and detachable warrants      $          0       $    175,000
  Issuance of common stock                                                   0              1,500
  Cash acquired in purchase of Luxury Lounge Inc.                       71,371                  0
  Issuance of preferred stock and detachable warrants                2,474,814                  0
  Brokerage fees paid on issuance of preferred                        (227,572)                 0
  Shareholder advances received                                              0             85,000
  Shareholder advances paid                                            (96,030)           (61,575)
                                                                  ------------       ------------
Net cash provided by financing activities                            2,222,583            199,925
                                                                  ------------       ------------

Net increase (decrease) in cash during the period                      298,179           (618,011)

Cash balance at beginning of the fiscal year                            18,573            636,584
                                                                  ------------       ------------

Cash balance at end of the fiscal year                            $    316,752       $     18,573
                                                                  ============       ============
Supplemental disclosures of cash flow information:
  Interest paid during the period                                 $          0       $          0
  Income taxes paid during the period                             $          0       $          0

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                     From Inception through January 31, 2002

                                              Common        Common       Preferred      Preferred
                                              Shares       Par Value       Shares         Value
                                              ------       ---------       ------         -----
Balance at Inception, February 2, 2000               0      $     0               0     $         0

Issuance of common stock                     5,040,000          504
Shares returned to treasury                 (4,612,895)        (461)
Purchase of FX3000, Inc., as restated        7,906,497          790
Detachable stock warrants issued
Beneficial conversion feature
Net loss for the fiscal year
                                           -----------      -------      ----------     -----------

Balance at January 31, 2001                  8,333,602          833               0               0

Issued Preferred Class A shares                                             824,938       2,135,527
Detachable stock warrants issued
Conversion of debentures to
 Preferred Class A shares                                                    65,625         196,875
Purchase of Luxury Lounge Inc.               7,918,565          792
Net loss for the fiscal year
                                           -----------      -------      ----------     -----------

Balance at January 31, 2002                 16,252,167      $ 1,625         890,563     $ 2,332,402
                                           ===========      =======      ==========     ===========

                                            Additional
                                              Paid in        Accumulated
                                              Capital          Deficit            Total
                                              -------          -------            -----
Balance at Inception, February 2, 2000      $         0     $          0      $          0

Issuance of common stock                            996                              1,500
Shares returned to treasury                         461                                  0
Purchase of FX3000, Inc., as restated         3,848,000       (2,107,947)        1,740,843
Detachable stock warrants issued                  2,625                              2,625
Beneficial conversion feature                    46,558                             46,558
Net loss for the fiscal year                                    (946,827)         (946,827)
                                            -----------     ------------      ------------

Balance at January 31, 2001                   3,898,640       (3,054,774)          844,699

Issued Preferred Class A shares                                                  2,135,527
Detachable stock warrants issued                111,715                            111,715
Conversion of debentures to
 Preferred Class A shares                                                          196,875
Purchase of Luxury Lounge Inc.               23,754,903                         23,755,695
Net loss for the fiscal year                                 (25,195,896)      (25,195,896)
                                            -----------     ------------      ------------

Balance at January 31, 2002                 $27,765,258     $(28,250,670)     $  1,848,615
                                            ===========     ============      ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Years Ended January 31, 2002 and January 31, 2001


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased FX3000, Inc. (formerly Oxford Global Network, Ltd.), the designer and owner of the FX3000, a foreign currency trading software program. In November 2001, the Company purchased Luxury Lounge Inc., an on-line retailer of luxury merchandise.

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

REVENUE RECOGNITION- Revenues from the leasing of the FX3000 program are accounted for as an operating lease agreement and are recorded at the end of the lease term, which is normally on a "month to month" basis. On line sales of luxury merchandise are recorded when the corresponding merchandise has been delivered to the shipping point for delivery to the retail customer.

CASH AND INTEREST BEARING DEPOSITS- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

SOFTWARE DEVELOPMENT COSTS- The Company applies Statement of Financial Accounting Standard No. 86 (SFAS No. 86), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, (SFAS No. 86), to account for the costs in developing the FX3000. The software is designed to enable clients to execute on-line trades and monitor currency transactions that are entered into by the prospective client.

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

LONG LIVED ASSETS- The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

DEBENTURES PAYABLE- The Company applies Emerging Issues Task Force (EITF) No. 98-5, ACCOUNTING FOR CONVERTIBLE DEBT ISSUED WITH BENEFICIAL CONVERSION FEATURES. EITF No.98-5 requires that a beneficial conversion feature be recognized upon the issuance of convertible securities with a favorable conversion feature, and the resultant debt discount be amortized to interest expense during the period from the date of issuance to the date the securities become convertible.

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

RECENT ACCOUNTING PRONOUNCEMENTS- In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which mandates the purchase method of accounting for business combinations effective July 1, 2001. Management believes that the adoption of SFAS No. 141 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

In June 2001, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets", which governs the accounting and reporting for acquired goodwill and other intangible assets at acquisition and after initial recognition in the financial statements effective January 1, 2002. Management believes that the adoption of SFAS No. 142 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

In October 2001, the FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supercedes existing standards for this area of accounting. SFAS No. 144 is effective January 1, 2002. Management believes that the adoption of SFAS No. 144 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

2. NET LOSS PER SHARE

The Company applies SFAS No. 128, "EARNINGS PER SHARE" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. As of January 31, 2002 and January 31, 2001, the Company had 899,313 and 8,750, respectively, common stock equivalents outstanding. The calculation of fully diluted loss per share excludes outstanding common stock equivalents at January 31, 2002 and January 31, 2001 because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the dividends due to preferred shareholders at January 31, 2002 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                               1/31/02             1/31/01
                                               -------             -------
     Shares outstanding                       16,252,167          8,333,602
                                              ==========          =========
     Weighted average                         10,313,243          5,161,545
                                              ==========          =========

3. ISSUANCE OF PREFERRED STOCK

In September 2001, the Company completed an offering of preferred stock. The Company issued 824,938 shares of Class A preferred stock (described below) and received $2,474,814. As per the offering memorandum, the Company paid $227,572 in brokerage fees associated with the offering resulting in net proceeds of $2,247,242 to the Company.

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

At January 31, 2002, the preferred dividends were in arrears for $115,773.

4. STOCK WARRANTS OUTSTANDING

During fiscal years ended January 31, 2002 and January 31, 2001, there were 899,313 and 8,750 detachable common stock warrants outstanding, respectively. The following table summarizes the details of the warrants outstanding.

                                          Number of     Exercise       Years to
                                          Warrants       Price        Expiration
                                          --------       -----        ----------
     Outstanding at January 1, 2000             0
       Issued                               8,750         $0             1.75
       Cancelled                                0
       Exercised                                0
                                          -------

     Outstanding at January 31, 2001        8,750
       Issued                             890,563
       Cancelled                                0         $5             2.66
       Exercised                                0
                                          -------
     Outstanding at January 31, 2002      899,313
                                          =======

The Company applied the Black-Scholes option pricing model to determine the fair value of the detachable stock warrants issued with the convertible debentures in fiscal year 2001 and the convertible preferred stock issued in fiscal year 2002. The following assumptions were used in the model. The dividend yield is 0%, volatility is 20%, and the risk-free interest rate is 6% at January 31, 2000 and 7% at January 31, 2002. The fair values generated by the Black-Scholes model may not be indicative of the future values, if any, that may be received by the warrant holder.

Accordingly, the Company allocated $2,625 of the proceeds received from the issuance of the convertible debentures in fiscal year 2001 to the detachable stock warrants. In addition, the Company allocated $111,715 of the proceeds received from the issuance of the preferred stock in fiscal year 2002 to the detachable stock warrants.

The Company has no formal stock option plan for employees.

5. CONVERTIBLE DEBENTURES

In October 2000, the Company received proceeds of $175,000 by issuing convertible debt with detachable warrants to purchase common shares.

The debentures originally were to mature in October 2001 at an interest rate of 12.50% and were subordinate to the claims of general creditors.

The detachable warrants entitled the holder to purchase one share of common stock at an exercise price of 80% of the average market price of the Company's stock for the twenty trading days preceding conversion. The warrants are callable by the Company at $.05 per warrant in the event that the market price of the Company's stock is greater than 150% of the exercise price of the warrant. The warrants expire in October 2003. As a result of the transaction, 8,750 warrants were issued.

During the fiscal year ended January 31, 2002, the debentures were converted into Class A preferred stock. As a result, the Company retired $175,000 of the convertible debt and accrued interest of $21,875 and issued 65,625 shares of the Class A preferred stock.

6. PURCHASE OF SUBSIDIARIES

In January 2001, the Company acquired all of the issued and outstanding common stock of FX3000 Inc. for 7,906,497 shares of common stock. The acquisition was accounted for using the pooling of interest method. Selected financial data for the Company and the wholly owned subsidiary prior to consolidation for fiscal year 2001 was as follows.

     Subsidiary company:
       Gross Sales                                             $        0
       Gross profit on sales                                   $        0
       Total costs and operating expenses                      $  902,862
       Net loss                                                $ (945,526)
       Total assets                                            $1,184,000

     The Company:
       Gross Sales                                             $        0
       Gross profit on sales                                   $        0
       Total costs and operating expenses                      $    1,300
       Net loss                                                $   (1,300)
       Total assets                                            $      200

In November 2001, the Company acquired all of the issued and outstanding common stock of Luxury Lounge Inc. for 7,918,565 shares of common stock. The acquisition was accounted for using the purchase method and the Company recognized goodwill of $23,708,832 upon the purchase. Pro-forma selected financial data for the Company, assuming the purchase occurred at the beginning of fiscal year 2002 is as follows:

     Gross Sales                                              $    365,328
     Net loss                                                 $(25,884,745)
     Loss per share                                           $      (2.52)

Management concluded the goodwill asset recognized upon the purchase would not be recoverable and accordingly has recognized and impairment charge of $23,708,832 in the statement of operations.

7. ADDENDUM TO THE CONSOLIDATED STATEMENT OF CASH FLOWS

The following transactions occurring during the fiscal year ended January 31, 2002 were excluded from the calculation of the consolidated statement of cash flows since they did not involve the transfer of cash.

During the fiscal year ended January 31, 2002, the debentures were converted into Class A preferred stock. As a result, the Company retired $175,000 of the convertible debt and accrued interest of $21,875 and issued 65,625 shares of the Class A preferred stock.

In November 2001, the Company 7,918,565 shares of common stock to acquire the assets and liabilities of Luxury Lounge Inc. The acquisition was accounted for using the purchase method and the Company recognized goodwill of $23,708,832. The Company acquired $71,371 in cash balances in the purchase of Luxury Lounge Inc.

8. RETIREMENT OF SHARES

In October 2000, 4,612,895 common shares were returned to treasury by the former officers and directors of the Company at no cost to the Company.

9. SEGMENTS

The Company adopted SFAS No.131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires the Company to use a management approach in identifying segments of its business and establishes standards for reporting information about segments.

The Company's business operations are divided into two principal business segments: the leasing of the FX3000 program and the merchandise activities of Luxury Lounge Inc. The Company's business segments are based on business units or entities that offer different products and services. The customers leasing the FX3000 program are located in the United States and the customers of Luxury Lounge are located mostly in the United States.

The segments are managed separately because each business segment requires different strategic initiatives, marketing, and software programming. The Company's revenue, income before provision for income taxes, depreciation, interest expense, total assets and capital expenditures for each segment for the years ended January 31, 2002:

     Gross Sales
        FX 3000                                               $     70,000
        Luxury Lounge                                               48,744
                                                              ------------
     Total gross sales                                        $    118,744
                                                              ============
     Gross Profit (Loss)
        FX 3000                                               $   (447,758)
        Luxury Lounge                                               30,811
                                                              ------------
     Total gross profit (loss)                                $   (416,947)
                                                              ============
     Income (loss) from operations
        FX 3000                                               $ (1,224,467)
        Luxury Lounge                                          (23,957,507)
                                                              ------------
     Total from operations                                    $(25,181,974)
                                                              ============
     Total Assets
        FX 3000                                               $  2,196,794
        Luxury Lounge                                               80,725
                                                              ------------
     Total assets                                             $  2,277,519
                                                              ============
     Depreciation expense
        FX 3000                                               $    560,498
        Luxury Lounge                                                    0
                                                              ------------
     Total                                                    $    560,498
                                                              ============
     Interest
        FX 3000                                               $     32,325
        Luxury Lounge                                                    0
                                                              ------------
     Total                                                    $     32,325
                                                              ============
     Capital expenditures
        FX 3000                                               $  1,220,884
        Luxury Lounge                                               56,831
                                                              ------------
     Total                                                    $  1,277,715
                                                              ============

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The value of cash, accounts receivable, shareholder receivable, accounts payable, and debentures payable are estimated by management to approximate fair market value at January 31, 2001 and January 31, 2002.

11. COMMITMENTS AND CONTINGENCIES

The Company is committed to a non-cancelable operating lease for office space expiring in February 2012. Future minimum lease payments required under this lease is as follows:

                                     2001                    2000
                                     ----                    ----
    2001                         $        0                  $   0
    2002                            109,967                      0
    2003                            113,265                      0
    2004                            116,663                      0
    2005                            120,163                      0
    2006                            123,768                      0
    Thereafter                      701,262                      0
                                 ----------                  -----

    Total                        $1,285,087                  $   0
                                 ==========                  =====

Rent expense for fiscal year 2002 and 2001 was $66,043 and $56,181, respectively.

12. PROPERTY AND EQUIPMENT

                                              1/31/02             1/31/01
                                              -------             -------
     FX3000 software                       $ 2,188,233         $ 1,027,962
     Promotion-Stat software                    57,451                   0
     Furniture                                  23,132               5,091
     Equipment                                 164,688             134,158

     Accumulated depreciation                 (622,851)            (73,775)
                                           -----------         -----------

     Net property & equipment              $ 1,810,653         $ 1,093,436
                                           ===========         ===========

13. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                     31-Jan-02         31-Jan-01
                                                     ---------         ---------
     Net loss before provision for income taxes    $(25,195,896)      $(946,827)
                                                   ============       =========

     Current tax expense:
       Federal                                     $          0       $       0
       State                                                  0               0
                                                   ------------       ---------

     Total                                         $          0       $       0

     Less deferred tax benefit:
       Federal loss carry-forward                      (964,864)       (366,737)
       Allowance for recoverability                     964,864         366,737
                                                   ------------       ---------

     Provision for income taxes                    $          0       $       0
                                                   ============       =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective rate is as follows:

     Statutory U.S. federal rate                            34%              34%
     Statutory state and local income tax                   10%              10%
     Timing differences                                    -44%             -44%
                                                     ---------        ---------

     Effective rate                                          0%               0%
                                                     =========        =========

Deferred income taxes are comprised of the following:

     Net operating loss carry-forward                $ 964,864        $ 366,737
     Allowance for recoverability                     (964,864)        (366,737)
                                                     ---------        ---------
     Deferred tax benefit                            $       0        $       0
                                                     =========        =========

Deferred tax benefits arising form the net operating loss carry-forward expires in 2021 and 2021.

14. RELATED PARTY TRANSACTIONS

In fiscal year 2001, the Company advanced an officer and shareholder of the Company $60,000. The advance is unsecured and is due on demand and is recorded in receivables from shareholders in the consolidated balance sheet. The loan carries interest of 3.50%. Interest income of $2,205 and $1,575 at fiscal year ended 2002 and 2001, respectively is attributable to advances to shareholders.

During fiscal year 2002, the Company advanced an officer and shareholder of the Company $8,825. The advance is unsecured and is due on demand and is recorded in receivables from shareholders in the consolidated balance sheet. The loan has no stated interest.

In fiscal year 2001, the Company borrowed $85,000 from a company that is owned by an officer and a shareholder of the Company. The loan payable is unsecured, due on demand, and non-interest bearing. The loan payable is reflected in loans from shareholders in the consolidated balance sheet and was paid in fiscal year 2002.

15. RESTATEMENT

Subsequent to the issuance of the 10KSB report for the year ended January 31, 2001, the Company became aware that the number of shares issued to purchase FX3000 Inc. in fiscal year 2001 was incorrect. The number of shares issued to purchase FX3000 was restated from the originally reported amount of 7,354,997 to 7,906,497. Total shareholders' equity and net loss per share was not affected by the restatements.

The following table sets forth the original account balances reported and the restated balances for the affected accounts.

                                               As Reported      As Restated
                                               -----------      -----------
     Common stock - par value                  $    1,239        $      833
     Additional paid in capital                $3,898,226        $3,898,640

16. SUBSEQUENT EVENT

In March 2002, the Company began an offering of preferred stock. The Company is offering 10 million Class B preferred stock for $3 per share to be sold in minimum units of 30,000 shares.

The Class B preferred stock has a stated value of $3 per share and a cumulative non-participating dividend of 6%. The Class B preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class B preferred share include one detachable common stock warrant. The common stock warrant is exercisable into a common share at an exercise price of $5 and expires three years from the date of the issuance.

The Company has sold no units of this offering as of the date of this report.

In March 2002, the Company sold its FX3000 program to a joint venture company that will market the software program. The Company received a 25% interest in the joint venture company.