Form 10KSB
period 2003-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-10-28
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2003


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

The registrant's gross revenues for its most recent fiscal year were $ 183,506.

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of January 31, 2003 is 16,520,853. There is no public market for the registrant's securities at the date of this Report.

                                   FORM 10-KSB
                                 JANUARY 31,2003
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS                                                    1

PART I

     ITEM 1. Description of Business                                          1
     ITEM 2. Description of Property                                         12
     ITEM 3. Legal Proceedings                                               12
     ITEM 4. Submission of Matters to a Vote of Security Holders             12

PART II

     ITEM 5. Market for Registrant's Common Equity and Related
             Stockholder Matters                                             12
     ITEM 6. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             13
     ITEM 7. Financial Statements                                            15
     ITEM 8. Changes in and Disagreements with Accountants                   15

PART III

     ITEM 9. Directors, Executive Officers, Promoters and Control Persons    16
     ITEM 10. Executive Compensation                                         22
     ITEM 11. Security Ownership of Certain Beneficial Owners
              and Management                                                 22
     ITEM 12. Certain Relationships and Related Transactions                 23
     ITEM 13. Exhibits and Reports on Form 8-K                               23

SIGNATURES                                                                   24

PART F/S

     Financial Statements                                            F-1 to F-12

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

ITEM 1. DESCRIPTION OF BUSINESS

(A) CORPORATE HISTORY

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford
Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 software program. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. The remaining 75% of the joint venture is owned by Tradition, N.A., a major, Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer was $1,670,485. However, as of January 31, 2003, the Company has recognized a loss of $1,541,241 as a result of the investment in the joint venture and presently carries the value of its investment in the joint venture at $129,244 on its balance sheet as of January 31, 2003.

At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the acquisition, development and commercialization of other types of technology intended for the e-commerce marketplace.

During October 2001, the Company acquired 100% of the issued and outstanding common stock of Luxury Lounge Inc. ("Luxury") in exchange for 7,918,565 shares of its common stock. Luxury was incorporated in the State of Delaware on August 18, 1999 and, at the time of acquisition, operated an on-line interactive web site specializing in selling jewelry and other luxury appliances at a discount to the retail and wholesale consumer. However, in addition to its on-line marketing operations, Luxury was also in the process of developing several ancillary technologies designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. The Company believes that these technologies, (known as PromotionStat and Promote4Free) when properly developed, will have the potential for generating significant revenues and profits for the Company. The PromotionStat program will allow on-line retailers and advertisers to verify customers and categorize the patrons of on-line retail stores. As a result of changing economic conditions, the Company elected to terminate Luxury's on-line marketing operations and devoted all of its efforts and resources to complete the development and initiate the commercialization of the PromotionStat and Promote4Free technologies.

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat e-commerce advertising screening platform software. To date, no revenues have been generated from the Companies investment in FX Direct Dealer and limited revenues have resulted from the PromotionStat e-commerce software program.

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

                              I. THE FX3000 SYSTEM

The Company's first venture after its formation was development of the patent pending, Internet-based FX3000 software system, a Java-based online foreign exchange dealing system. This system created an on-line foreign currency exchange ("Forex") trading service that offers a complete and technologically superior software platform that allows the retail-level foreign exchange clients access to 24-hour, commission-free foreign exchange dealing, using inter-bank liquidity and efficiencies. As mentioned above, in 2000 the Company reached an agreement with Tradition N.A., a major international financial institution, to implement FX3000 on a commercial scale through a joint venture with the Company. Under the joint venture, the Company assigned all of the FX3000 technology to the new joint venture company with Tradition, which assumed all administrative, funding and marketing responsibilities of commercializing the FX3000 system. The Company retained a 25% interest in the joint venture and remained obligated to complete the final development of the software to the specifications set by the parties to the joint venture. Management believes that as the joint venture commences commercial operations (expected to develop over the next fiscal year) this will be the leading source of revenues for the Company over the foreseeable future. As such, in order to provide a better understanding of the potential of this new technology, following is a brief discussion of the Forex markets and how the FX3000 system operates.

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

The Company initially developed its on-line trading environment to include real-time dealing quotes, charting, technical analysis tools and news all in one comprehensive product. FX3000 fully integrates the client, dealer, back office and System Administrator functions. Product features include high-speed execution of client orders and the ability to monitor in real time margin availability, net exposure and profit and loss on all open positions. The Company began marketing FX3000 to demo-users in December 1999 and by 2002 had a list of more than 2,500 active demo-users. Following establishment of the joint venture, the Company continued upgrading the FX3000 system to enable the system to better fulfill its market mission and meet the performance criteria established by its joint venture partner. Current plans call for commercial operation of the upgraded FX3000 software platform to begin during calendar year 2003 and to develop into full scale operations during calendar year 2004.

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

PROMOTIONSTAT, INC.

The PromotionStat technology is a statistical and analytical traffic-monitoring tool designed to help marketing executives monitor the effectiveness of every dollar spent on advertising and promotions as well as utilize a free promotional tool at a favorable exchange ratio. The PromotionStat system tracks visitors' pre and post click activities while identifying what visitors came from which advertisements or links. With PromotionStat's Internet Advertising Rating System, a web site will be able to identify and rate their advertising sources and find out which ads are successful. In essence PromotionStat is capable of reporting and separating visitors from different advertising vehicles and tracking their behavior once they get there. This type of analysis will allow companies to allocate their advertising budget appropriately and prevent them from spending money on ads that are costly and inefficient.

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

THE CYBER-SHIELD SYSTEM TECHNOLOGY

A third major new technology being developed through Luxury is the Company's "Cyber-Shield" System. It is an unfortunate reality, as is constantly highlighted by the recurring terrorist activities around the world, that world-wide terrorism has become a highly sophisticated network that utilizes the great advantages of the Internet to secure previously unavailable levels of information for potentially destructive purposes. There are a great number of sites on the Internet that contain information about products and technologies of "double purpose". Unfortunately, today there is no centralized system of monitoring the use of special on-line information to provide a means to detect and project a potential threat. Present systems of traffic analysis (e.g. webtrands.com or Promotionstat.com) cannot ensure the required functionality that is necessary for a system to analyze and project the possible illegal or destructive use of information accessible over the Internet.

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

                                 V. RISK FACTORS

1. LIMITED OPERATING HISTORY AND RECORD OF EARNINGS. The Company has only a limited history of operations. The Company has transferred its principal technology to a joint venture formed with Traditional N.A., a major brokerage and financial company, in exchange for a 25% interest in the joint venture. The joint venture has only recently begun to market the FX3000 software system and has not yet distributed any revenues. As a result, at January 31, 2003 the Company recognized a loss of $1,541,241 as a result of its investment in the joint venture. The Company is also developing additional software product aimed at the e-commerce market, although no assurance can be given as to when these additional technologies will result in operating revenues to the Company. For fiscal year 2003, the Company realized a net loss of $4,569,535 (as compared to a net loss of $25,195,896 for fiscal 2002). As a development stage enterprise, the Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships. Further, the Company's auditor has included a "going concern" footnote in the Company's audited financial statements for fiscal 2003. See "FINANCIAL STATEMENTS - FOOTNOTE 15."

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

5. INTELLECTUAL PROPERTY RIGHTS. The Company's success will depend in significant part on certain methodologies it plans to utilize in connection with the commercial applications for its newly acquired technology, as well as with respect to its FX3000 trading system, and on proprietary intellectual property rights it has and may in the future develop. The Company plans to rely on a combination of nondisclosure and other contractual arrangements and trade secrets, copyright, patent and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company may licenses intellectual property. The Company also plans to enter into confidentiality agreements with its employees and consultants and limits access to, and distribution of, proprietary information. There can be no assurance that the steps planned by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. At present, the Company has patents pending on its FX3000

System  and  its  PromotionStat  and  Promote4Free   technologies.   Of  course,
management cannot predict when, or if, such patents will be granted in the future.

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

12. RISKS OF LOW-PRICED STOCKS; POSSIBLE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S SECURITIES. It is likely that if the Company's stock is eligible to be traded in the future it will be defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company's stock, and therefore, may adversely affect the ability of the Company's stockholders to sell stock in the public market.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during fiscal 2003. However, during fiscal 2002 the shareholders of the Company approved (i) the acquisition of Luxury Lounge, Inc. in exchange for 7,918,565 shares of common stock and (ii) the transfer of all right title and interest in and to the FX3000 software in exchange for a 25% interest in a joint venture company formed with Tradition N.A. for the purpose of commercially exploiting the FX3000 system. Both of the foregoing matters were approved by the written consent of the holders of a majority of the issued and outstanding shares of common stock at the time of such approval in accordance with the laws of the State of Delaware.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

BACKGROUND

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc., a Delaware corporation, the designer of the FX3000 software program. Although the Company had begun to generate revenues from the leasing of the FX3000 software system, in March 2002, the Company transferred its FX3000 system to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software program. At that time the Company terminated all existing leases for the FX3000 system. The Company received a 25% interest in the joint venture company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company.

During October 2001, the Company issued 7,906,497 shares of common stock to purchase 100% of the issued and outstanding common stock of Luxury, who at the time of the acquisition operated an on-line interactive web site specializing in selling jewelry and other luxury appliances at a discount to the retail and wholesale consumer. The on-line sales operations were terminated following the acquisition. Luxury also was in the process of developing several ancillary technologies designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. The Company believes that these technologies, (known as PromotionStat and Promote4Free) when properly developed, will have the potential for generating significant revenues and profits for the Company. The PromotionStat program will allow on-line retailers and advertisers to verify customers and categorize the patrons of on-line retail stores.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the fiscal years ended January 31, 2003 and January 31, 2002. Except for per share amounts, the financial amounts discussed are rounded to the nearest thousandth.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

Since the transfer of the FX3000 system to the Joint Venture and the termination of the on-line sales operations of Luxury (all as discussed above) the Company's operations have been concentrated into a single business segment - to wit, the acquisition and/or development of new technologies. Consequently, even though the Company still maintains two separate subsidiaries the prior business segment reporting has been discontinued and all information in this Report is presented on a consolidated basis.

Revenues for the fiscal year 2003 were $184,000, as compared to $119,000 for fiscal 2002. Cost of sales were $80,000 for fiscal 2003, as compared to $536,000 for fiscal 2002, and includes the depreciation on the ongoing development of the FX3000 program. The cost of developing the FX3000 software system was $2,188,000. This cost was fully amortized during fiscal 2002 and the FX Software is carried at a cost basis of $0 in fiscal 2003. Net gross revenues during fiscal 2003 were $104,000, as compared to a gross loss on sales of $417,000 for fiscal 2002.

During the fiscal 2002, the Company offered 1,000,000 shares of convertible Class A preferred stock and 1,000,000 detachable common stock purchase warrants as a Unit of 1 share and 1 warrant for $3 per Unit. The preferred stock is convertible into common stock on a share for share basis. Accordingly, management used $3 per share, or $23,756,000 to value the purchase of Luxury. The fair market value of the assets and liabilities of Luxury at the time of the purchase was approximately $47,000. As a result, the Company recognized $23,709,000 in goodwill. Management mainly assessed the value of Luxury mostly for the potential for software package development. Management considered the future potential cash flows of the PromotionStat and Promote4Free software program in making an assessment of the goodwill recognized. Since the future cash flows could not be accurately predicted, management decided to record an impairment charge for the full amount of the goodwill recognized. Consequently, the Company recognized an impairment charge of $23,709,000 in the statement of operations for fiscal 2002. There was no such charge during fiscal 2003.

General and administrative expenses for fiscal 2003 were $3,136,000, as compared to fiscal 2002 where general and administrative expenses, exclusive of the impairment charge of $23,709,000 discussed above, totaled $1,056,000, or an increase of just over 66%. Most of the increase was due to additional consulting and professional fees and salaries.

After deducting general and administrative costs, the Company experienced a loss from operations of $3,031,000 during fiscal 2003 as compared to a loss of $25,182,000 for fiscal 2002, which includes the goodwill impairment charge of $23,709,000 discussed above. Exclusive of the impairment charge, the loss from operations in fiscal 2002 was $1,473,000.

Interest income resulted from the investment of the funds raised in the Company's preferred stock offerings was $3,000 for fiscal 2003 with no interest expense during this year, compared to 7,000 in the prior year with interest expense of $32,000 representing the interest accrued on the outstanding convertible debentures during fiscal 2002. The convertible debentures had a face value of $175,000 and carry an interest rate 12.50%. The debentures were converted into preferred stock in October 2001.

Net loss for fiscal 2003 was $4,570,000 compared with $25,196,000 in fiscal 2002 that, again, includes the goodwill impairment charge of $23,709,000 discussed above. Exclusive of the impairment charge, net loss for fiscal year 2002 was $1,487,000.

On a per share basis, loss per share decreased to a loss of $0.29 from a loss of $2.45 per share for fiscal 2002.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2003 cash on hand was $217,000 as compared with $317,000 at January 31, 2002. During the year, the Company continued its offering Class A Convertible Preferred Stock and Class B Convertible Preferred Stock, both with detachable common stock purchase warrants in Units consisting of 1 share and 1 warrant. During fiscal 2003 the Company issued 51,750 shares of Class A preferred Stock and received total proceeds of $153,000 (net of placement fees of $2,000). In addition, during fiscal 2003 the Company issued 352,661 shares of Class B preferred stock and received total proceeds of $1,037,000 (net of placement fees of $21,000). The Class A preferred stock pays a dividend of 13% while the Class B preferred stock pays a dividend of 6%. At January 31, 2003, the dividend on the Class A and Class B Preferred Shares were in arrears for an aggregate of $165,171, as compared with $115,773 at January 31, 2002.

The proceeds of the offering were mostly used to complete the construction and upgrades of the FX3000 program and for operations. Operations used $1,993,000 of cash during fiscal 2003, as compared with $611,000 of cash during fiscal 2002.

In addition, at January 31, 2003 the Company had a loan from shareholder outstanding in the amount of $130,000.

At January 31, 2003, the Company had working capital of $42,115, as compared to a working capital deficit of $91,000 at January 31, 2002. Much of the increase in the working capital is due to the reduction in accounts payable and accrued expenses.

Total assets at January 31, 2003 were $544,000, compared with $2,278,000 last year. Most of the decrease is due to the sale of the FX3000 system to the joint venture and the resulting loss on the Company's investment.

The Company's total stockholders' equity increased from a deficit of $484,000 at January 31, 2002 to $366,000 at January 31, 2003, or an increase of $850,000. As mentioned above, during the year the Company continued its private placement of its Class A and Class B preferred stock.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of Advanced Technologies Group, Ltd. for the years ending January 31, 2003 and 2002 are submitted herewith as PART F/S on Pages F-1 to F-12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no disagreements with the registrants former or present Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has three officers and three directors.

The following table sets forth as of the date hereof, with respect to each of the Company's directors and officers their position and their ages:

   NAME            AGE                         POSITION
   ----            ---                         --------
Alex Stelmak        54      Chief Executive Officer & Chairman of the Board of
                            Directors
Stan Mashov         34      Vice President, Chief Technology Officer & Director
Dr. Abel Raskas     63      President, Senior Marketing Director and Director of
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

None of the Directors, Officers or key employees have been convicted or are subject to a pending criminal proceeding, nor have they been subjected to any type of order barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities. Furthermore, none of the Directors and Officers has been found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

JOSEPH BOTKIER, SPECIAL ADVISOR TO THE BOARD OF DIRECTORS

Mr. Botkier joined the Company in October 2000 as a special advisor to the Board. Mr. Botkier brings over 25 years of hands-on professional and management experience in the Banking and Currency Industries. His career started in 1972 as Deputy Operations Manager with HARRIS TRUST Co. of New York. From 1974 to 1985 Mr. Botkier served as Assistant Operations Manager and was later advanced to the position of Vice President and Treasurer of CREDITO ITALIANO. While at CREDITO ITALIANO Mr. Botkier is credited with establishing the bank as one of the first banks to trade Currency Futures and use Swap's and FRA's. As one of the youngest Bank Treasurers in New York, he assumed responsibility for Futures and Foreign Currency Dealing and posted profits yearly (From 1976-1985) while building a $1Bill. Portfolio with over $75 Million in profits. From 1985 to 1988 Mr.
Botkier joined BANK CARIPLO of New York as First Vice President and Deputy General Manager, where he was directly responsible for establishing the bank's New York Treasury operations, which consisted of trading Money Market instruments, Currencies and Derivatives. From 1988 to 1998 Mr. Botkier had accepted a position of Senior Vice President and Treasurer and, later was promoted to Executive Vice President and Deputy General Manager with BANK BRUSSELS LAMBERT of New York. During his tenure at BBL he was fully responsible for the entire Foreign Exchange Department as well as Money Markets, Capital Markets, Derivatives and the structuring and funding of loan portfolios and Asset Management. As such, he was credited with successfully rebuilding the Trading Operations, transforming the Bank's Foreign Exchange desk from negative performance to cumulative profits in excess of $200 Million. At the same time, he instituted a computer based Risk Management System to monitor and evaluate Treasury Instruments. At BANK BRUSSELS LAMBERT Mr. Botkier was credited with restoring treasury function to profitability in 12 months (From $1.5 Mill. in 1989, $8 Mill. in 1990); establishing a proprietary mortgage-backed securities portfolio in 1992 ($1.5 Bill.) and asset-backed portfolio in 1993 ($1.1 Bill.); starting a Domestic High-Yield Trading and Asset Management Group in 1996 and growing the assets to over $200 Mill. In 1996 he Created and Managed a

Proprietary Fund worth over $500 Mill. For the Bank, which was directly invested in Corporate Bonds. In 1997 Mr. Botkier launched the first Leveraged High Yield Fund for the Bank's account with $150 Mill. in assets. During the same year, he also established and managed a Proprietary Fund (75 Mill.) participating in Emerging Market Debt and launched the bank's first "Fund of Funds"($50 Mill.) In 1998 Mr. Botkier successfully concluded a $170 Mill. CBO in partnership with Goldman Sachs. During his distinguished career, Mr. Botkier became a successful senior level Banking Industry Executive with extensive strength in developing and executing highly profitable trading strategies dealing with: Currencies, Currency Options, Euro Bonds, Derivatives, Swaps, FRA's and High Yield Securities. He is highly skilled and perceptive in fostering and maintaining long-term relationships with major Banks and Fortune 500 Company's, building organizational infrastructures to drive and sustain revenues, generating strong profits as well as identifying and capitalizing on new and niche market opportunities. In his long and successful career Mr. Botkier has maintained well over $5 Billion in capital under management. Mr. Botkier holds a BS degree in Mathematics. He also received his Advanced Studies from The American Institute of Banking.

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

CARL P. RANNO, SPECIAL ADVISOR TO THE BOARD OF DIRECTORS

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

SHOLIM GINSBURG, STRATEGIC TECHNOLOGY ADVISOR TO THE BOARD OF DIRECTORS

Sholim Ginsburg has over 26 years experience in management and programming in various fields of data processing and data communications in the banking, brokerage and engineering industries. Presently, Mr. Ginsburg serves as Vice President of Citicorp's Global Technology Organization where he manages the communications software area. Mr. Ginsburg has worked for Citicorp for over 15 years, having been involved with Citicorp's Y2K initiative and having overseen Citicorp's implementation of some of the first Web enabling technologies and TCP/IP on mainframe computers and router based communications networks in the banking industry. Also while at Citicorp, Mr. Ginsburg was in charge of communications hardware and software strategic planning with responsibilities for the network design, organization and integration to enhance network capabilities. Prior to joining Citicorp in 1985, Mr. Ginsburg held a senior technical position at Prudential Securities and Gibbs & Hills, Inc. Mr. Ginsburg holds both a Bachelors and Masters Degrees in Mathematics.

THEODORE JAY, PATENT COUNSEL TO THE BOARD OF DIRECTORS

Mr. Jay has been an attorney all of his career, having been admitted to practice before the bar in New York, New Jersey and Connecticut as well as being admitted to practice as a patent attorney in the United States Patent and Trademark Office. In 1946 he became a member of the patent department for GTE and was promoted successively from the position of Patent Attorney for the Research Laboratories to a Counsel for Telephone and Electronic Systems. During his tenure with GTE Mr. Jay led negotiations in concluding world-wide patent cross licenses with General Electric, AT&T and other major corporations as well as directing various types of patent and trademark litigation. During his employment with GTE Mr. Jay prepared and filed over 300 patent applications in various electronic, mechanical and chemical fields. In 1987 Mr. Jay accepted early retirement from GTE and established his present independent practice providing patent, copyright and Science Degree in General Engineering from the Massachusetts Institute of Technology and his Doctorate of Law Degree from New York University School of Law. Mr. Jay was directly responsible for the successful completion of Patent Pending Application for FX3000 Proprietary Internet Currency Trading System.

DR. V. L. KVINT, PH.D. SPECIAL ADVISOR TO THE BOARD OF DIRECTORS

DR. KVINT has, since 1997, served as an independent consultant for the United Nations. Dr. Kvint also served as the Director of Emerging Markets for Arthur Andersen LLP where his duties included the analysis of various economies and development of the commercial environment in emerging markets world-wide. Dr. Kvint also currently serves as a Professor of Management Systems and International Business at the Graduate School of Business, Fordham University and as Adjunct Professor of Management Strategies in Emerging Markets at the Department of International Business, Leonard N. Stern School of Business, New York University. Dr. Kvint received his Masters of Science Degree in 1972 and his Doctorate Degree in Economics in 1975. In 1997, Dr. Kvint was named an Honorary Fellow by the New England Center for International and Regional Studies in Connecticut and also received an Honorary Doctorate Degree from the University of Bridgeport. IN 2001 DR. KVINT WAS AWARDED WITH THE PRESTIGIOUS FULLBRIGHTE SCHOLAR AWARD IN ECONOMICS.

ALEXANDER GORLOV, PH.D. CHIEF TECHNOLOGY ADVISOR TO THE BOARD OF DIRECTORS

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

ITEM 10. EXECUTIVE COMPENSATION

The executive officers of the issuer received salaries during fiscal 2003 of $201,476, in the aggregate. At present, there are no written employment agreements between the Company and any of its officers or directors.

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

                                    Number of
      Name                        Shares Owned (1)                Percent Owned
      ----                        ----------------                -------------
Alex Stelmak                        4,389,476                          27.0%
32 Broadway, 4th Floor
New York, NY 10004

Stan Mashov                           827,778                           5.0%
32 Broadway, 4th Floor
New York, NY 10004

Dr. Abel Raskas                     4,389,476                          27.0%
32 Broadway, 4th Floor
New York, NY 10004

Officers & Directors
as a Group (3 Persons)              9,606,730                          59.0%
----------
(1) Based upon 16,520,853 issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In fiscal year 2001, the Company lent an officer and shareholder of the Company $60,000. The advance is unsecured and is due on demand and is recorded in loans from shareholders in the consolidated balance sheet. The loan carries interest of 3.50%. Interest income of $2,205 and $1,575 at fiscal year ended 2002 and 2001, respectively, is attributable to this loan has been recorded as interest income in the consolidated statement of operations. During fiscal 2003 this loan was forgiven by the Company in lieu of payment of performance bonuses.

At January 31, 2003, the Company had loans outstanding in the amount of $130,000 from a company that is owned by an officer and a shareholder of the Company. The loan payable is unsecured, due on demand, and non-interest bearing. The loan payable is reflected in loans from shareholders in the consolidated balance sheet.

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32   - Certification  of Chief Executive  Officer and Chief  Financial  Officer
       pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: October 24, 2003                  By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Executive Officer and Director

Dated: October 24, 2003                  By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President and Director

Dated: October 24, 2003                  By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: October 24, 2003                  By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Director

Dated: October 24, 2003                  By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            Director

Dated: October 24, 2003                  By: /s/ Stan Mashov
                                            ------------------------------------
                                            Stan Mashov
                                            Director

DONAHUE ASSOCIATES, L.L.C.
27 BEACH ROAD, SUITE CO5-A
MONMOUTH BEACH, NJ. 07750
PHONE: (732) 229-7723

                          Independent Auditor's Report


The Shareholders
Advanced Technologies Group, Ltd.

We have audited the accompanying consolidated balance sheets of Advanced Technologies Group, Ltd. as of January 31, 2003 and January 31, 2002 and the related consolidated statements of operations and consolidated statements of changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technologies Group, Ltd. as of January 31, 2003 and January 31, 2002 and the related consolidated statements of operations and consolidated statement of changes in shareholders' equity and cash flows for the years then ended then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

As more fully discussed in Note 15 to the consolidated financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in Note 15 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.


/s/ Donahue Associates, L.L.C.
----------------------------------
Monmouth Beach, New Jersey
May 24, 2003

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JANUARY 31, 2003 AND JANUARY 31, 2002

                                                                            31-Jan-03            31-Jan-02
                                                                          ------------         ------------
ASSETS

Current assets:
  Cash & interest bearing deposits                                        $    217,249         $    316,752
  Accounts receivable                                                            2,761               21,000
                                                                          ------------         ------------
      Total current assets                                                     220,010              337,752

Other assets:
  Property & equipment (net of accumulated depreciation of
   $163,972 at January 31, 2003 & $624,230 at January 31, 2002)                138,724            1,810,653
  Receivable from shareholder                                                        0               72,605
  Security deposit                                                              45,000               45,000
  Investment in joint venture                                                  129,244                    0
  Trademarks & patents (net of amortization of $1,211 at
   January 31, 2003 and $606 at January 31, 2002)                               10,904               11,509
                                                                          ------------         ------------
      Total assets                                                        $    543,882         $  2,277,519
                                                                          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                     $     47,423         $    428,904
                                                                          ------------         ------------
      Total current liabilities                                                 47,423              428,904
  Loan from shareholder                                                        130,472                    0

Shareholders' equity:
  Series A preferred stock, 1 share convertible to 1 share of common;
   13% cumulative non-participating, authorized 1,000,000 Shares at stated value of $3 per share issued and outstanding 942,313 shares
   at January 31, 2003 and 890,563 at January 31, 2002                       2,485,791            2,332,402
  Series B preferred stock, 1 share convertible to 1 share of common;
   6% cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 352,661 shares       1,036,577                    0
  Common stock- $.0001 par value, authorized 100,000,000 shares,
   16,520,853 issued and outstanding at January 31, 2003 and 16,252,167
   at January 31, 2002                                                           1,652                1,625
  Additional paid in capital                                                29,662,172           27,765,258
  Accumulated deficit                                                      (32,820,205)         (28,250,670)
                                                                          ------------         ------------
      Total shareholders' equity                                               365,987             (483,787)
                                                                          ------------         ------------

      Total Liabilities & Shareholders' Equity                            $    543,882         $  2,277,519
                                                                          ============         ============

                   See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002

                                                      31-Jan-03            31-Jan-02
                                                    ------------         ------------
Revenues:
  Gross Sales                                       $    183,506         $    118,744
  Less cost of sales                                     (79,386)            (535,691)
                                                    ------------         ------------

  Net gross loss on sales                                104,120             (416,947)

General and administrative expenses:
  Salaries and benefits                             $    251,622         $    100,499
  Consulting & professional fees                       2,031,329              566,952
  General administration                                 837,476              346,827
  Impairment charge                                            0           23,708,832
  Depreciation & amortization                             15,083               41,917
                                                    ------------         ------------

  Total general & administrative expenses              3,135,510           24,765,027
                                                    ------------         ------------

Net loss from operations                              (3,031,390)         (25,181,974)

Other revenues and expenses:
  Loss on investment in joint venture                 (1,541,241)                   0
  Interest income                                          3,096                7,152
  Other income                                                 0               11,251
  Interest expense                                             0              (32,325)
                                                    ------------         ------------

Net income before provision for income taxes          (4,569,535)         (25,195,896)

Provision for income taxes                                     0                    0
                                                    ------------         ------------

Net loss                                            $ (4,569,535)        $(25,195,896)
                                                    ============         ============
Loss per common share:
  Basic & fully diluted                             $      (0.29)        $      (2.45)
                                                    ============         ============
Weighted average of common shares:
  Basic & fully diluted                               16,475,025           10,313,243
                                                    ============         ============

                   See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002

                                                              31-Jan-03            31-Jan-02
                                                            ------------         ------------
Operating Activities:
  Net loss                                                  $ (4,569,535)        $(25,195,896)
  Adjustments to reconcile net income items
   not requiring the use of cash:
     Impairment charge                                                 0           23,708,832
     Amortization                                                    605                1,378
     Depreciation                                                 55,941              560,498
     Loss on investment in joint venture                       1,541,241                    0
     Compensation expense                                      1,138,969              111,715
     Salaries expense                                            203,077                    0

Changes in other operating assets and liabilities:
  Accounts receivable                                             18,239              (21,000)
  Accounts payable & accrued expenses                           (381,481)             346,503
                                                            ------------         ------------
Net cash used by operations                                   (1,992,944)            (487,970)

Investing Activities:
  Security deposit on office space                          $          0         ($    45,000)
  Investment in patent                                                 0               (2,004)
  Purchase of property & equipment                               (54,497)          (1,277,715)
                                                            ------------         ------------
Net cash used by investing activities                            (54,497)          (1,324,719)

Financing Activities:
  Issuance of common stock                                       757,972                    0
  Cash acquired in purchase of Luxury Lounge Inc.                      0               71,371
  Issuance of preferred stock                                  1,213,233            2,343,066
  Placement fees paid on issuance of preferred stock             (23,267)            (207,539)
  Shareholder advances paid                                            0              (96,030)
                                                            ------------         ------------
Net cash provided by financing activities                      1,947,938            2,110,868
                                                            ------------         ------------

Net increase (decrease) in cash during the period                (99,503)             298,179

Cash balance at beginning of the fiscal year                     316,752               18,573
                                                            ------------         ------------
Cash balance at end of the fiscal year                      $    217,249         $    316,752
                                                            ============         ============
Supplemental disclosures of cash flow information:
  Interest paid during the period                           $          0         $          0
  Income taxes paid during the period                       $          0         $          0

                   See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FROM FEBRUARY 1, 2001 TO JANUARY 31, 2003

                                                          Common       Common          Preferred      Preferred
                                                          Shares      Par Value         Shares          Value
                                                          ------      ---------         ------          -----
Balance at Inception, February 1, 2001                   8,333,602      $   833               0      $         0

Issued Preferred Class A shares                                                         824,938        2,135,527

Detachable stock warrants issued

Conversion of debentures to Preferred Class A shares                                     65,625          196,875

Purchase of Luxury Lounge Inc.                           7,918,565          792

Net loss for the fiscal year
                                                        ----------      -------      ----------      -----------
Balance at January 31, 2002                             16,252,167        1,625         890,563        2,332,402

Subscriptions received

Issued Preferred Class B shares                                                         352,661        1,036,577

Issued Preferred Class A  shares                                                         51,750          153,389

Issued common stock for services                           268,686           27

Detachable stock warrants issued

Net loss for the fiscal year
                                                        ----------      -------      ----------      -----------

Balance at January 31, 2003                             16,520,853      $ 1,652       1,294,974      $ 3,522,368
                                                        ==========      =======      ==========      ===========

                                                            Additional       Accumulated
                                                         Paid in Capital       Deficit          Total
                                                         ---------------       -------          -----
Balance at Inception, February 1, 2001                     $ 3,898,640      $ (3,054,774)   $    844,699

Issued Preferred Class A shares                                                                2,135,527

Detachable stock warrants issued                               111,715                           111,715

Conversion of debentures to Preferred Class A shares                                             196,875

Purchase of Luxury Lounge Inc.                              23,754,903                        23,755,695

Net loss for the fiscal year                                                 (25,195,896)    (25,195,896)
                                                           -----------      ------------    ------------
Balance at January 31, 2002                                 27,765,258       (28,250,670)      1,848,615

Subscriptions received                                         757,972                           757,972

Issued Preferred Class B shares                                                                1,036,577

Issued Preferred Class A  shares                                                                 153,389

Issued common stock for services                               806,223                           806,250

Detachable stock warrants issued                               332,719                           332,719

Net loss for the fiscal year                                                  (4,569,535)     (4,569,535)
                                                           -----------      ------------    ------------

Balance at January 31, 2003                                $29,662,172      ($32,820,205)   $    365,987
                                                           ===========      ============    ============

                   See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002

1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased FX3000, Inc. (formerly Oxford Global Network, Ltd.), the designer and owner of the FX3000, a foreign currency trading software program. In March 2002, the Company sold the FX3000, for a 25% interest in a joint venture that markets of the FX3000 software. In addition, the Company is the developer of a software program, PromotionStat, which assists on-line advertisers in monitoring their marketing effectiveness.

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

REVENUE RECOGNITION- Revenues from the leasing of the PromotionStat program are accounted for as an operating lease agreement and are recorded at the end of the lease term, which is normally on a "month to month" basis.

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

PROPERTY  &  EQUIPMENT-  Office  and  computer  equipment  are  stated  at cost.
Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

     Furniture & lease improvements     7 years
     Office equipment                   3 years
     Computer hardware                  3 years
     Software                           3 years

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

RECENT ACCOUNTING PRONOUNCEMENTS- In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OF DISPOSAL ACTIVITIES"(SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146 companies will recognize a cost associated with an exit or disposal activity when a liability has been incurred. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2002 financial position or results of operations.

In  October  2002,  the FASB  issued  SFAS No.  147,  "ACQUISITIONS  OF  CERTAIN
FINANCIAL INSTITUTIONS"(SFAS 146). The statement provides guidance on the accounting for the acquisition of a financial institution where the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired represents goodwill. Management has concluded that the adoption of SFAS 147 would not have had a material impact on the Company's fiscal 2002 financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND Disclosure"(SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company's fiscal 2002 financial position or results of operations.

2. NET LOSS PER SHARE

The Company applies SFAS No. 128, "EARNINGS PER SHARE" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. As of January 31, 2003 and January 31, 2002, the Company had 1,294,874 and 899,313, respectively, common stock equivalents outstanding. The calculation of fully diluted loss per share excludes outstanding common stock equivalents at January 31, 2003 and January 31, 2002 because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the cumulative dividends due to preferred shareholders at January 31, 2003 and January 31, 2002 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                      31-Jan-03               31-Jan-02
                                     ----------              ----------

     Shares outstanding              16,520,853              16,252,167
                                     ==========              ==========
     Weighted average                16,475,025              10,313,243
                                     ==========              ==========

3.  ISSUANCE OF PREFERRED STOCK

During the fiscal year 2003, the Company issued 51,750 shares of Class A preferred stock and received proceeds of $153,389, net of placement fees of $1,861. During the fiscal year 2003, the Company issued 352,661 shares of Class B preferred stock and received proceeds of $1,036,577, net of placement fees of $21,406.

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

     CLASS B PREFERRED STOCK: Class B preferred stock has a stated value of $3 per share and a cumulative non-participating dividend of 6%. The Class B preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class B preferred share includes one detachable common stock warrant. The common stock warrant is exercisable into a common share at an exercise price of $5 and expires in September 2005.

At January 31, 2003 and January 31, 2002, the preferred dividends were in arrears for $165,171 and $115,773, respectively.

4. STOCK WARRANTS OUTSTANDING

During fiscal years ended January 31, 2003 and January 31, 2002, there were 1,294,974 and 899,313 common stock warrants outstanding, respectively. The following table summarizes the details of the warrants outstanding.

                                                         Exercise       Years to
                                           Amount         Price         Maturity
                                           ------         -----         --------
     Outstanding at February 1, 2001          8,750        $ 5            0.66
       Issued                               881,813        $ 5            1.67
       Cancelled                                  0
       Exercised                                  0
                                         ----------

     Outstanding at January 31, 2002        890,563
       Issued                               404,411        $ 5            2.67
       Cancelled                                  0
       Exercised                                  0
                                         ----------

     Outstanding at January 31, 2003      1,294,974
                                         ==========

The Company applied the Black-Scholes option pricing model to determine the fair value of the detachable stock warrants issued with the convertible debentures in fiscal year 2002 and the convertible preferred stock issued in fiscal year 2003. The following assumptions were used in the model. The dividend yield is 0%, volatility is 20%, and the risk-free interest rate is 6% at January 31, 2000 and 7% at January 31, 2002. The fair values generated by the Black-Scholes model may not be indicative of the future values, if any, that may be received by the warrant holder.

Consequently, the Company allocated $332,719 and $111,715 of the proceeds received from the issuance of the preferred stock to the detachable stock warrants in fiscal years 2003 and 2002, respectively.

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

During the fiscal year ended January 31, 2002, the debentures were converted into Class A preferred stock. As a result, the Company retired $175,000 of the convertible debt and accrued interest of $21,875 and issued 65,625 shares of the Class "A" preferred stock.

6. ADDENDUM TO THE CONSOLIDATED STATEMENT OF CASH FLOWS

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

7. PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment at January 31, 2003 and January 31, 2002.

                                           31-Jan-03            31-Jan-02
                                          -----------          -----------
     FX3000 software                      $         0          $ 2,188,233
     Promotion-Stat Software                   68,729               57,451
     Lease Improvements                        20,404                    0
     Furniture & Fixtures                      25,165               23,132
     Equipment                                188,398              164,688
     Accumulated depreciation                (163,972)            (622,851)
                                          -----------          -----------

     Net property & equipment             $   138,724          $ 1,810,653
                                          ===========          ===========

8. INVESTMENT IN JOINT VENTURE

In March 2002 the Company sold the FX3000 software program for a 25% interest in a joint venture company that will market the FX3000 program. The un-depreciated cost of the FX 3000 program at the date of the transfer, or $1,670,485, was recorded as investment in the joint venture in the balance sheet. The Company recognized a loss of $1,541,241 at January 31, 2003 as a result of the investment in the joint venture.

9. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                    31-Jan-03        31-Jan-02
                                                  ------------     ------------

     Net loss before provision for income taxes   $ (4,569,535)    $(25,195,896)
                                                  ============     ============
     Current tax expense:
       Federal                                    $          0     $          0
       State                                                 0                0
                                                  ------------     ------------
       Total                                      $          0     $          0

     Less deferred tax benefit:
       Timing differnces                            (3,695,828)      (1,846,230)
       Allowance for recoverability                  3,695,828        1,846,230
                                                  ------------     ------------

     Provision for income taxes                   $          0     $          0
                                                  ============     ============

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                           34%              34%
     Statutory state and local income tax                  10%              10%
     Less allowance for tax recoverability                -44%             -44%
                                                  -----------      -----------

     Effective rate                                         0%               0%
                                                  ===========      ===========

     Deferred income taxes are comprised of the following:

     Timing differnces                            $ 3,695,828      $ 1,846,230
     Allowance for recoverability                  (3,695,828)      (1,846,230)
                                                  -----------      -----------

     Deferred tax benefit                         $         0      $         0
                                                  ===========      ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2023 and may not be recoverable upon the purchase of the Company under current IRS statutes.

14. RELATED PARTY TRANSACTIONS

During fiscal year 2002, the Company advanced an officer and shareholder of the Company $8,825. The advance is unsecured and is due on demand and is recorded in receivables from shareholders in the consolidated balance sheet. The loan has no stated interest and repaid in fiscal 2003.

At January 31, 2003, the Company is indebted to this company for $130, 472. The payable to the shareholder is unsecured and due on demand. Interest at the cost of the Company's capital of 7.50% has been imputed on the payable.

15. GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assumes the continuity of the Company as a going concern. However, during the twelve months ending January 31, 2003 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company incurred a net loss of $4,569,535 in fiscal 2003 and continues to rely on the issuance of preferred shares to raise capital to fund its business operations.

Management's plans with regard to this matter is as follows:

In the month to come, the Company has formulated plans in cooperation with the Board of FXDD to continue to improve the FX3000 currency trading platform. The upcoming release of the platform represents next generation technology that will greatly increase the profit margin for the Company, while further reducing overall costs of generating revenues. The Management also framed and focused plans to add new trading instruments to existing system, thus further expending revenue base.

As more and more Broker/ Dealers come to recognize the unique capabilities of FXDD technology and business model, the Company expects to greatly increase revenues with the expectation of achieving profitability within 12 months.

In addition, the Management is gradually increasing the capabilities of PromotionStat Internet analyzing software to be able to adapt this technology to on-line trading industry in light of overall compliance with The Patriot Act.

16. ISSUANCE OF COMMON STOCK FOR SERVICES

During the fiscal year 2003, the Company issued 268,686 to consultants for services rendered. The Company valued the transaction using the price of the preferred shares of $3 per share issued during the year, with each preferred share convertible into one share of common stock. Consequently, the Company recorded a consulting expense of $806,250 in the statement of operations for fiscal year 2003.