Form 10QSB
period 2003-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-10-28
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                          Quarter Ended April 30, 2003

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

                      Class Outstanding at April 30, 2003
                   Common stock, $0.0001 par value 16,252,167

                                TABLE OF CONTENTS


Item                                                                       Page
                                                                           ----

PART 1. FINANCIAL INFORMATION                                                1

Item 1. Condensed Consolidated Financial Statements                          2

     Balance sheet as of April 30, 2003 and January 31, 2003                 2

     Statement of income (loss) for three months ended April 30, 2003
     and 2002                                                                3

     Statement of cash flows for three months ended April 30, 2003
     and 2002                                                                4

     Statement of changes in shareholders equity for the three months
     ended April 30, 2003                                                    5

     Notes to condensed consolidated financial statements                    6

Item 2. Management's discussion and analysis of financial condition         10

PART II. OTHER INFORMATION                                                  13

Item 6. Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                  13

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

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 30, 2003 AND JANUARY 31, 2003

                                                                            Unaudited
                                                                            30-Apr-03            31-Jan-03
                                                                          ------------         ------------
ASSETS

Current assets:
  Cash & interest bearing deposits                                        $    210,679         $    217,249
  Accounts receivable                                                            9,174                2,761
                                                                          ------------         ------------
      Total current assets                                                     219,853              220,010

Other assets:
  Property & equipment (net of accumulated depreciation of
   $177,649 at April 30, 2003 and $163,972 at January 31, 2003)                125,047              138,724
  Investment in joint venture                                                  129,244              129,244
  Employee advance                                                               1,000                    0
  Security deposit                                                              50,000               45,000
  Trademarks & patents (net of amortization of $1,359 at
   April 30, 2003 and $1,211 at January 31, 2003)                               10,756               10,904
                                                                          ------------         ------------
      Total assets                                                        $    535,900         $    543,882
                                                                          ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                     $     26,123         $     47,423
                                                                          ------------         ------------
      Total current liabilities                                                 26,123               47,423

  Shareholder loan payable                                                     131,472              130,472

Shareholders' equity:
  Series A preferred stock, 1 share convertible to 1 share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued & outstanding 890,563 shares         2,485,791            2,485,791
  Series B preferred stock, 1 share convertible to 1 share of common;
   5% cumulative non-participating, authorized 7,000,000 shares at
   stated value of $5 per share, issued and outstanding 212,495 shares       1,036,577            1,036,577
  Common stock - $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding, 16,252,167 shares                                     1,652                1,652
  Additional paid in capital                                                29,878,092           29,662,172
  Accumulated deficit                                                      (33,023,807)         (32,820,205)
                                                                          ------------         ------------
   Total shareholders' equity                                                  378,305              365,987
                                                                          ------------         ------------

   Total Liabilities & Shareholders' Equity                               $    535,900         $    543,882
                                                                          ============         ============

                   See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE QUARTERS ENDED APRIL 30, 2003 AND APRIL 30, 2002

                                                      30-Apr-03            30-Apr-02
                                                    ------------         ------------
Revenues:
  Gross Sales                                       $    208,435         $     64,989
  Less cost of sales                                    (120,107)             (68,332)
                                                    ------------         ------------

  Net gross loss on sales                                 88,328               (3,343)

General and administrative expenses:
  Salaries and benefits                             $          0         $     52,600
  Rent & utilities                                        28,521               17,315
  Consulting & professional fees                         121,481              360,026
  General administration                                 127,507              139,616
  Communication costs                                     10,980               18,324
  Depreciation                                             3,441                2,785
                                                    ------------         ------------

  Total general & administrative expenses                291,930              590,666
                                                    ------------         ------------

Net loss from operations                                (203,602)            (594,009)

Other revenues and expenses:
  Interest income                                              0                1,478
                                                    ------------         ------------

Net income before provision for income taxes            (203,602)            (592,531)

Provision for income taxes                                     0                    0
                                                    ------------         ------------

Net loss                                            $   (203,602)        $   (592,531)
                                                    ============         ============
Loss per common share:
  Basic & fully diluted                             $      (0.03)        $      (0.05)
                                                    ============         ============
Weighted average of common shares:
  Basic & fully diluted                               16,520,917           16,252,167
                                                    ============         ============

                   See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE QUARTERS ENDED APRIL 30, 2003 AND APRIL 30, 2002

                                                             30-Apr-03         30-Apr-02
                                                             ---------         ---------
Operating Activities:
  Net loss                                                   $(203,602)        $(592,531)
  Adjustments to reconcile net income items not
   requiring the use of cash:
    Amortization                                                   148               147
    Depreciation                                                13,677            19,804

Changes in other operating assets and liabilities:
  Prepaid expenses                                                   0            (5,569)
  Accounts receivable                                           (6,413)           (3,860)
  Employee advance                                              (1,000)                0
  Accounts payable & accrued expenses                          (21,300)          (73,410)
                                                             ---------         ---------
Net cash used by operations                                   (218,490)         (655,419)

Investing Activities:
  Security deposit                                              (5,000)                0
  Purchase of property & equipment                                   0          (132,835)
                                                             ---------         ---------
Net cash used by investing activities                           (5,000)         (132,835)

Financing Activities:
  Issuance of preferred stock and detachable warrants                0           701,825
  Subscriptions received                                       215,920                 0
  Shareholder loans                                              1,000            (1,491)
                                                             ---------         ---------
Net cash provided by financing activities                      216,920           700,334
                                                             ---------         ---------

Net increase (decrease) in cash during the period               (6,570)          (87,920)

Cash balance at beginning of the fiscal year                   217,249           316,752
                                                             ---------         ---------
Cash balance at end of the fiscal year                       $ 210,679         $ 228,832
                                                             =========         =========
Supplemental disclosures of cash flow information:
  Interest paid during the period                            $       0         $       0
  Income taxes paid during the period                        $       0         $       0

                   See the notes to the financial statements.

                       ADVANCED TECHNOLOGIES GROUP, LTD.
      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FROM FEBRUARY 1, 2003 TO APRIL 30, 2003

                                   Common           Common         Preferred      Preferred
                                   Shares          Par Value        Shares          Value
                                   ------          ---------        ------          -----
Balance at February 1, 2003       16,520,853       $   1,652       1,294,974      $3,522,368

Subscriptions received

Net loss for the period
                                 -----------       ---------       ---------      ----------

Balance at April 30, 2003         16,520,853       $   1,652       1,294,974      $3,522,368
                                 ===========       =========       =========      ==========


                                   Additional        Accumulated
                                 Paid in Capital       Deficit          Total
                                 ---------------       -------          -----
Balance at February 1, 2003        $29,662,172      ($32,820,205)     $ 365,987

Subscriptions received                 215,920                          215,920

Net loss for the period                                 (203,602)      (203,602)
                                   -----------      ------------      ---------

Balance at April 30, 2003          $29,878,092      ($33,023,807)     $ 378,305
                                   ===========      ============      =========

                   See the notes to the financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

2. NET LOSS PER SHARE

The Company applies SFAS No. 128, "EARNINGS PER SHARE" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. As of April 30, 2003 the Company had 942,213 common stock equivalents outstanding. The calculation of fully diluted loss per share excludes the outstanding common stock equivalents because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the dividends in arrears due to preferred shareholders at April 30, 2003 and April 30, 2002 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                      30-Apr-03             30-Apr-02
                                      ---------             ---------

     Shares outstanding               16,520,917            16,252,167
                                      ==========            ==========
     Weighted average                 16,520,917            16,252,167
                                      ==========            ==========

3. ISSUANCE OF PREFERRED STOCK

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

At April 30, 2003 and April 30, 2002, the preferred dividends were in arrears for $280,578 and $4,245, respectively.

4. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the warrants outstanding at April 30, 2003.

                                                          Wgtd Avg      Wgtd Avg
                                                          Exercise      Years to
                                             Amount        Price        Maturity
                                             ------        -----        --------
     Outstanding at February 1, 2001            8,750
       Issued                                 881,813
       Exercised                                    0
                                           ----------

     Outstanding at January 31, 2002          890,563
       Issued                                 404,411
       Exercised                                    0
                                           ----------

     Outstanding at January 31, 2003        1,294,974
       Issued                                       0
       Exercised                                    0
                                           ----------

     Outstanding at April, 2003             1,294,974        $ 5           1.73
                                           ==========

The Company has no formal stock option or pension plan for employees.

5. PROPERTY & EQUIPMENT

The following schedules detail the property and equipment of the Company at April 30, 2003 and January 31, 2003.

                                             30-Apr-03           31-Jan-03
                                             ---------           ---------
     Promotion Stat Software                    68,729              68,729
     Lease Improvements                         20,404              20,404
     Furniture & Fixtures                       25,165              25,165
     Equipment                                 188,398             188,398
     Accumulated depreciation                 (177,649)           (163,972)
                                             ---------           ---------

     Net property & equipment                $ 125,047           $ 138,724
                                             =========           =========

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   30-Apr-03         30-Apr-02
                                                   ---------         ---------
     Net loss before provision for income taxes   $  (203,602)      $  (594,009)

     Current tax expense:
       Federal                                    $         0       $         0
       State                                                0                 0
                                                  -----------       -----------
     Total                                        $         0       $         0

     Less deferred tax benefit:
       Timing differences                          (1,277,581)       (1,196,178)
       Allowance for recoverability                 1,277,581         1,196,178
                                                  -----------       -----------

     Provision for income taxes                   $         0       $         0
                                                  ===========       ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                           34%               34%
     Statutory state and local income tax                  10%               10%
     Less allowance for tax recoverability                -44%              -44%
                                                  -----------       -----------

     Effective rate                                         0%                0%
                                                  ===========       ===========

Deferred income taxes are comprised of the following:


Timing differences                               $ 1,277,581        $ 1,196,178
Allowance for recoverability                      (1,277,581)        (1,196,178)
                                                 -----------        -----------

Deferred tax benefit                             $         0        $         0
                                                 ===========        ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2023 and may not be recoverable upon the purtchase of the Company under current IRS statutes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Although the period that is the subject of this Report is the three months ended April 30, 2003, this Report has not been filed until October 2003. As indicated in the Company's filings, during fiscal 2003, the Company underwent a significant change in its business objectives, principally due to the joint venture formed with Tradition, N.A., an international financial institution (the "Joint Venture"), mentioned above. At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the development and commercialization of other types of technology including the innovative PromotionStat software system based upon the technology being developed by Luxury. For a more detailed discussion of this change in business direction and a description of these new products, see the Company's Annual Report on form 10-KSB for the fiscal year ended January 31, 2003.

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

The following discussion will highlight the relative activities of the Company's business activities as they existed during the period accounted for herein, to wit, the three months ended April 30, 2003. Interested parties are encouraged to read the Company's subsequent filings for a discussion of the evolution of its business operations.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE NINE MONTHS

Revenues for the quarter were $208,435 from the leasing of the FX 3000 program and on-line use of the PromotionStat software. Sales for the same period last year were $64,989, an increase of 221%. Gross profits on sales were $88,238, compared to a loss of $3,343 for the same period last year. Management estimates gross profits to average approximately 40% of sales.

Cost of sales includes the fixed cost of depreciation on the computer hardware needed to operate the FX3000 platform and the PromotionStat software. This fixed cost averages about $10,000 per quarter. During the first quarter of fiscal 2002, the sales revenues were not sufficient enough to cover the variable and fixed costs of sales.

General and administrative expense, were $291,930 compared to $590,666 for the same quarter a year ago. The main reasons for the decrease in general and administrative expenses for the quarter were salaries and consulting fees. Consulting and professional fees also significantly declined. During part of fiscal year 2003, the Company used more consultants to market their software, which was new to the market. As the Company achieved success in generating sales, the consulting costs have decreased in kind. A further detail of cost comparisons for the first quarter of fiscal 2004 verses the first quarter of fiscal 2003 is as follows.

                                                  4/30/03           4/30/02
                                                  -------           -------
     Salaries and benefits                        $      0         $ 52,600
     Rent & utilities                               28,521           17,315
     Consulting & professional fees                121,481          360,026
     Communication costs                            10,980           18,324
     Depreciation & amortization                     3,441            2,785
     Promotion & advertising                         6,500           10,443
     Office                                        114,802           80,632
     Travel costs                                    6,205           48,541
                                                  --------         --------
     Total                                        $291,930         $590,666
                                                  ========         ========

After deducting general and administrative costs, the Company experienced a loss from operations of $203,602 for the quarter, compared to an operating loss of $594,009 for the same period last year.

Net loss for period was $203,602, or $0.03 per share compared to a loss of $592,531, or $.05 per share for the same period last year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders for the quarter ended April 30, 2003 and April 30, 2002. The dividends in arrears due to preferred shareholders at April 30, 2003 and April 30, 2002 the preferred dividends were in arrears for $280,578 and $4,245, respectively.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2003 cash on hand was $210,679 as compared with $217,249 at January 31, 2003. During the period, the Company received $215,920 in subscriptions to its Class B preferred shares. The Company used proceeds of $218,490 for its operations.

At April 30, 2003, the Company had working capital of $193,750 compared to a working capital of $172,587 at January 31, 2003. Total assets at April 30, 2003 were $535,900 as compared to $543,882 at January 31, 2003.

The Company's total stockholders' equity increased $12,318 over its balance at January 31, 2002 to $378,305. The increase in stockholders' equity is the result of operating losses of $203,602 for the quarter ended April 30, 2003 and the subscriptions received for preferred B of $215,920.

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

Date: October 24, 2003

By: /s/ Abel Raskas
   ------------------------------
   Abel Raskas
   President


Date: October 24, 2003

By: /s/ Alex Stelmak
   ------------------------------
   Alex Stelmak
   CEO and Chief Financial Officer