Form 10QSB
period 2003-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-10-28
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                           Quarter Ended July 31, 2003

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

                       Class Outstanding at July 31, 2003
                   Common stock, $0.0001 par value 16,252,167

                                TABLE OF CONTENTS

Item                                                                       Page
                                                                           ----
PART 1. FINANCIAL INFORMATION                                                1

Item 1. Condensed Consolidated Financial Statements:                         2

     Balance sheet as of July 31, 2003 and January 31, 2003                  2

     Statement of income (loss) for six months ended July 31, 2003
     and 2003                                                                3

     Statement of cash flows for six months ended July 31, 2003
     and 2003                                                                4

     Statement of changes in shareholders equity for the six months
     ended July 31, 2003                                                     5

     Notes to condensed consolidated financial statements                    6

Item 2. Management's discussion and analysis of financial condition         10

PART II. OTHER INFORMATION                                                  13

Item 6. Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                  14

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

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 31, 2003 AND JANUARY 31, 2003

                                                                        Unaudited
                                                                        31-Jul-03             31-Jan-03
                                                                       ------------         ------------
ASSETS

Current assets:
  Cash & interest bearing deposits                                     $    483,049         $    217,249
  Accounts receivable                                                         5,836                2,761
                                                                       ------------         ------------
      Total current assets                                                  488,885              220,010

Other assets:
  Property & equipment (net of accumulated depreciation of
   $180,709 at April 30, 2003 and $163,972 at January 31, 2003)             141,232              138,724
  Investment in joint venture                                               129,244              129,244
  Employee advance                                                            1,000                    0
  Security deposit                                                           45,000               45,000
  Trademarks & patents (net of amortization of $1,359 at
   April 30, 2003 and $1,211 at January 31, 2003)                            10,451               10,904
                                                                       ------------         ------------
      Total assets                                                     $    815,812         $    543,882
                                                                       ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                  $     15,789         $     47,423
                                                                       ------------         ------------
      Total current liabilities                                              15,789               47,423

  Shareholder loan payable                                                   72,907              130,472

Shareholders' equity:
  Series A preferred stock, 1 share convertible to 1 share
   of common; 13% cumulative non-participating, authorized
   1,000,000 shares at stated value of $3 per share, issued
   and outstanding 890,563 shares                                         2,485,791            2,485,791
  Series B preferred stock, 1 share convertible to 1 share
   of common; 5% cumulative non-participating, authorized
   7,000,000 shares at stated value of $5 per share, issued
   and outstanding 212,495 shares                                         1,036,577            1,036,577
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding, 16,252,167 shares                          1,652                1,652
  Additional paid in capital                                             30,460,817           29,662,172
  Accumulated deficit                                                   (33,257,721)         (32,820,205)
                                                                       ------------         ------------
   Total shareholders' equity                                               727,116              365,987
                                                                       ------------         ------------

   Total Liabilities & Shareholders' Equity                            $    815,812         $    543,882
                                                                       ============         ============

                   See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE AND THREE MONTHS ENDED JULY 31, 2003
                                AND JULY 31, 2002

                                            6 mos. Ended   6 mos. Ended    3 mos. Ended    3 mos. Ended
                                              31-Jul-03      31-Jul-02       31-Jul-03       31-Jul-02
                                              ---------      ---------       ---------       ---------
Revenues:
  Gross Sales                               $    511,967   $    224,295    $    303,532     $    159,306
  Less cost of sales                            (253,886)       (80,552)       (133,779)         (29,386)
                                            ------------   ------------    ------------     ------------
  Net gross loss on sales                        258,081        143,743         169,753          129,920

General and administrative expenses:
  Salaries and benefits                     $      2,800   $    176,449    $      2,800     $    123,849
  Rent & utilities                                54,291         43,395          25,770           26,080
  Consulting & professional fees                 276,884        449,855         155,403           89,829
  General administration                         292,265        212,487         164,758           72,871
  Communication & data processing                 59,820         34,498          48,840           16,174
  Depreciation                                    10,366         59,636           6,925           39,685
                                            ------------   ------------    ------------     ------------
  Total general & administrative expenses        696,426        976,320         404,496          368,488

Net loss from operations                        (438,345)      (832,577)       (234,743)        (238,568)

Other revenues and expenses:
  Interest income                                    829          2,380             829              902
                                            ------------   ------------    ------------     ------------
Net income before provision for
 income taxes                                   (437,516)      (830,197)       (233,914)        (237,666)

Provision for income taxes                             0              0               0                0
                                            ------------   ------------    ------------     ------------

Net loss                                    $   (437,516)  $   (830,197)   $   (233,914)    $   (237,666)
                                            ============   ============    ============     ============
Loss per common share:
  Basic & fully diluted                     $      (0.05)  $      (0.07)   $      (0.01)    $      (0.01)
                                            ============   ============    ============     ============
Weighted average of common shares:
  Basic & fully diluted                       16,520,917     16,252,167      16,520,917       16,252,167
                                            ============   ============    ============     ============

See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002

                                                            31-Jul-03           31-Jul-02
                                                           -----------         -----------
Operating Activities:
  Net loss                                                 $  (437,516)        $  (830,197)
  Adjustments to reconcile net income items
   not requiring the use of cash:
    Amortization                                                   453                 300
    Depreciation                                                16,907              72,925

Changes in other operating assets and liabilities :
  Accounts receivable                                           (3,075)            (10,035)
  Employee advance                                              (1,000)                  0
  Accounts payable & accrued expenses                          (31,634)           (198,360)
                                                           -----------         -----------
Net cash used by operations                                   (455,865)           (965,367)

Investing Activities:
  Purchase of property & equipment                             (19,415)           (322,046)
                                                           -----------         -----------
Net cash used by investing activities                          (19,415)           (322,046)

Financing Activities:
  Placement fees                                               (12,486)               (880)
  Subscriptions received                                       811,131           1,210,708
  Shareholder advance                                          (57,565)             (3,020)
                                                           -----------         -----------

Net cash provided by financing activities                      741,080           1,206,808
                                                           -----------         -----------

Net increase (decrease) in cash during the period              265,800             (80,605)

Cash balance at beginning of the fiscal year                   217,249             316,752
                                                           -----------         -----------
Cash balance at end of the fiscal year                     $   483,049         $   236,147
                                                           ===========         ===========
Supplemental disclosures of cash flow information:
  Interest paid during the period                          $         0         $         0
  Income taxes paid during the period                      $         0         $         0

                   See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FROM FEBRUARY 1, 2003 TO JULY 31, 2003

                                    Common          Common      Preferred       Preferred
                                    Shares         Par Value      Shares          Value
                                    ------         ---------      ------          -----
Balance at February 1, 2003       16,520,853       $ 1,652       1,294,974      $3,522,368

Subscriptions received

Net loss for the period
                                 -----------       -------       ---------      ----------

Balance at July 31, 2003          16,520,853       $ 1,652       1,294,974      $3,522,368
                                 ===========       =======       =========      ==========

                                   Additional        Accumulated
                                 Paid in Capital       Deficit          Total
                                 ---------------       -------          -----
Balance at February 1, 2003        $29,662,172      ($32,820,205)     $ 365,987

Subscriptions received                 798,645                          798,645

Net loss for the period                                 (437,516)      (437,516)
                                   -----------      ------------      ---------

Balance at July 31, 2003           $30,460,817      ($33,257,721)     $ 727,116
                                   ===========      ============      =========

See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002


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

2. NET LOSS PER SHARE

The Company applies SFAS No. 128, "EARNINGS PER SHARE" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. As of July 31, 2003 the Company had 942,213 common stock equivalents outstanding. The calculation of fully diluted loss per share excludes the outstanding common stock equivalents because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the dividends in arrears due to preferred shareholders at July 31, 2003 and July 31, 2002 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                      6 Months        6 Months        3 Months        3 Months
                      31-Jul-03       31-Jul-02       31-Jul-03       31-Jul-02
                      ---------       ---------       ---------       ---------
Shares outstanding   16,520,917      16,252,167      16,520,917      16,252,167
                     ==========      ==========      ==========      ==========
Weighted average     16,520,917      16,252,167      16,520,917      16,252,167
                     ==========      ==========      ==========      ==========

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

At July 31, 2003 and July 31, 2002, the preferred dividends were in arrears for $399,876 and $5,105 respectively.

4. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the warrants outstanding at July 31, 2003.

                                                        Wgtd Avg     Wgtd Avg
                                                        Exercise     Years to
                                            Amount       Price       Maturity
                                            ------       -----       --------
     Outstanding at February 1, 2001          8,750
       Issued                               881,813
       Cancelled                                  0
       Exercised                                  0
                                          ---------

     Outstanding at January 31, 2002        890,563
       Issued                               404,411
       Cancelled                                  0
       Exercised                                  0
                                          ---------

     Outstanding at January 31, 2003      1,294,974
       Issued                                     0
       Cancelled                                  0
       Exercised                                  0
                                          ---------

     Outstanding at July 31, 2003         1,294,974       $  5          1.48
                                          =========

The Company has no formal stock option or pension plan for employees.

5. PROPERTY & EQUIPMENT

The following schedules detail the property and equipment of the Company at July 31, 2003 and January 31, 2003.

                                             31-Jul-02            31-Jan-03
                                             ---------            ---------
     Promotion Stat Software                    89,121              68,729
     Lease Improvements                         20,404              20,404
     Furniture & Fixtures                       25,165              25,165
     Equipment                                 187,251             188,398
     Accumulated depreciation                 (180,709)           (163,972)
                                             ---------           ---------

     Net property & equipment                $ 141,232           $ 138,724
                                             =========           =========

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   31-Jul-03         31-Jul-02
                                                   ---------         ---------
     Net loss before provision for income taxes   $  (438,345)      $  (832,577)

     Current tax expense:
       Federal                                    $         0       $         0
       State                                                0                 0
                                                  -----------       -----------
     Total                                        $         0       $         0

     Less deferred tax benefit:
       Timing differences                          (1,963,631)       (1,276,236)
       Allowance for recoverability                 1,963,631         1,276,236
                                                  -----------       -----------

     Provision for income taxes                   $         0       $         0
                                                  ===========       ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                34%               34%
Statutory state and local income tax                       10%               10%
Less allowance for tax recoverability                     -44%              -44%
                                                  -----------       -----------

Effective rate                                              0%                0%
                                                  ===========       ===========

Deferred income taxes are comprised of the following:

Timing differences                                $ 1,963,631       $ 1,276,236
Allowance for recoverability                       (1,963,631)       (1,276,236)
                                                  -----------       -----------

Deferred tax benefit                              $         0       $         0
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

Although the period that is the subject of this Report is the six months ended July 31, 2003, this Report has not been filed until October 2003. As indicated in the Company's filings, during fiscal 2003, the Company underwent a significant change in its business objectives, principally due to the joint venture formed with Tradition, N.A., an international financial institution (the "Joint Venture"), mentioned above. At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the development and commercialization of other types of technology including the innovative PromotionStat software system based upon the technology being developed by Luxury. For a more detailed discussion of this change in business direction and a description of these new products, see the Company's Annual Report on form 10-KSB for the fiscal year ended January 31, 2003.

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

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE SIX MONTHS.

Revenues for the period were $511,967 from the leasing of the FX 3000 program and on-line use of the PromotionStat software. Sales for the same period last year were $224,295, an increase of 128%.

Gross profits on sales were $258,081 compared to a $143,743 for the same period last year. Management estimates gross profits to average approximately 40% of sales.

Cost of sales includes the fixed cost of depreciation on the computer hardware needed to operate the FX3000 platform and the PromotionStat software. This fixed cost averages about $10,000 per quarter.

General and administrative expense, were $696,426 compared to $976,320 for the same last year. The main reasons for the decrease in general and administrative expenses for the period were salaries and consulting fees. The chief executive officer took no salary for the six months ended July 31, 2003.

Consulting and professional fees also significantly declined. During part of fiscal year 2003, the Company used more consultants to market their software, which was new to the market. As the Company has achieved success in generating sales, the attendant consulting costs have decreased. A further detail of cost comparisons for the period of fiscal 2004 verses the same period for fiscal 2003 is as follows.

                                                 7/31/03            7/31/02
                                                 -------            -------
     Promotion & advertising                    $  6,500           $ 34,489
     Automobile costs                             18,410             10,013
     Insurance premium                            16,001             18,292
     Miscellaneous taxes                          11,824              3,549
     Equipment                                     8,055             10,144
     Postage                                       4,232              4,605
     Office administration                        47,501             27,591
     Data processing                               6,995              7,503
     Travel costs                                172,747             96,301
                                                --------           --------
     Total                                      $292,265           $212,487
                                                ========           ========

After deducting general and administrative costs, the Company experienced a loss from operations of $438,345 for the period, compared to an operating loss of $832,577 for the same period last year.

Net loss for period was $437,516 or $0.05 per share compared to a loss of $830,197 or $.07 per share for the same period last year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders for the period ended July 31, 2003 and July 31, 2002. The dividends in arrears due to preferred shareholders at July 31, 2003 and July 31, 2002 the preferred dividends were in arrears for $399,876 and $5,105 respectively.

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE THREE MONTHS

Revenues for the period were $303,532 from the leasing of the FX 3000 program and on-line use of the PromotionStat software. Sales for the same period last year were $159,306 an increase of 91%.

Gross profits on sales were $169,753 compared to a $129,920 for the same period last year. Management estimates gross profits to average approximately 40% of sales. Cost of sales includes the fixed cost of depreciation on the computer hardware needed to operate the FX3000 platform and the PromotionStat software. This fixed cost averages about $10,000 per quarter.

General and administrative expense, were $404,496 compared to $368,488 for the same last year. The main reasons for the increase in general and administrative expenses for the period were consulting fees.

After deducting general and administrative costs, the Company experienced a loss from operations of $234,743 for the period, compared to an operating loss of $238,568 for the same period last year.

Net loss for period was $233,914 or $0.01 per share compared to a loss of $237,666 or $.01 per share for the same period last year.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2003 cash on hand was $483,049 as compared with $217,249 at January 31, 2003. During the period, the Company received $798,645 in subscriptions to its Class B preferred shares. The Company used proceeds of $455,865 for its operations and to upgrade the PromotionStat software at a cost of $19,415. The Company also paid $57,565 towards the shareholder advance.

At July 31, 2003 the Company had working capital of $473,096 compared to a working capital of $172,587 at January 31, 2003. The increase in working capital is mainly a combination of subscriptions received to preferred B of $798,645 a cash operating loss of $455,865 the upgrade of the PromotionStat software for $19,415 and the payment of a shareholder loan of $57,565.

Total assets at July 31, 2003 were $815,892 as compared to $543,882 at January 31, 2003.

The Company's total stockholders' equity increased $361,129 from January 31, 2003 to $727,116 at July 31, 2003. The increase in stockholders' equity is the result of operating losses of $437,516 for the period ended July 31, 2003 and subscriptions received for preferred B of $798,645.

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

The Company has developed its FX3000 software to allow access by individual investors to what has traditionally been an investment arena restricted to large financial institutions and banks. Management believes that as investors become more sophisticated there will be an increased demand for access to these types of previously unavailable investment vehicles.

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