Form 10QSB
period 2003-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2003-12-15
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Quarter Ended October 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at October 31, 2003
          -----                                -------------------------------
Common stock, $0.0001 par value                          16,520,853

                                TABLE OF CONTENTS


Item                                                                        Page

INDEX                                                                         2

PART 1. FINANCIAL INFORMATION                                                 3

Item 1. Condensed Consolidated Financial Statements:

     Balance sheet as of October 31, 2003 and January 31, 2003                4

     Statement of income  (loss) for nine months ended October 31, 2003
     and 2002                                                                 5

     Statement of cash flows for nine months ended October 31, 2003
     and 2002                                                                 6

     Statement of changes in shareholders equity for the nine months
     ended October 31, 2003                                                   7

     Notes to condensed consolidated financial statements                8 to 11

Item 2. Management's discussion and analysis of financial condition          12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     15

Signatures                                                                   16

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

                        Advanced Technologies Group, Ltd.
                      Unaudited Consolidated Balance Sheets
                   As of October 31, 2003 and January 31, 2003

                                                                          Unaudited
                                                                          31-Oct-03            31-Jan-03
                                                                         ------------         ------------
ASSETS
Current assets:
   Cash & interest bearing deposits                                      $    462,523         $    217,249
   Accounts receivable                                                          6,381                2,761
                                                                         ------------         ------------
      Total current assets                                                    468,904              220,010

Other assets:
   Property & equipment- net                                                  116,794              138,724

   Investment in joint venture                                                      0              129,244
   Employee advance                                                             1,000                    0
   Security deposit                                                            45,000               45,000
   Trademarks & patents- net                                                   10,451               10,904
                                                                         ------------         ------------

      Total assets                                                       $    642,149         $    543,882
                                                                         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                   $     16,221         $     47,423
                                                                         ------------         ------------
      Total current liabilities                                                16,221               47,423

Shareholder loan payable                                                       54,907              130,472

Shareholders' equity:
   Series A preferred stock, one share convertible to one
    share of common; 13% cumulative non-participating,
    authorized 1,000,000 shares at stated value of $3 per
    share, issued and outstanding 890,563 shares                            2,485,791            2,485,791
   Series B preferred stock, one share convertible to one
    share of common; 5% cumulative non-participating,
    authorized 7,000,000 shares at stated value of $5 per
    share, issued and outstanding 212,495 shares                            1,036,577            1,036,577
   Common stock- $.0001 par value, authorized 100,000,000 shares,
    Issued and outstanding, 16,252,167 shares                                   1,652                1,652
   Additional paid in capital                                              30,760,906           29,662,172
   Accumulated deficit                                                    (33,713,905)         (32,820,205)
                                                                         ------------         ------------
      Total shareholders' equity                                              571,021              365,987
                                                                         ------------         ------------

      Total Liabilities & Shareholders' Equity                           $    642,149         $    543,882
                                                                         ============         ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
              For the Nine and Three Months Ended October 31, 2003
                              and October 31, 2002

                                            9 mos. Ended       9 mos. Ended       3 mos. Ended       3 mos. Ended
                                              31-Oct-03          31-Oct-02          31-Oct-03          31-Oct-02
                                            ------------       ------------       ------------       ------------
Revenues:
  Gross Sales                               $    690,394       $    223,388       $    178,427       $    115,625
  Less cost of sales                            (377,223)          (159,687)          (123,337)           (69,305)
                                            ------------       ------------       ------------       ------------

  Net gross profit on sales                      313,171             63,701             55,090             46,320

General and administrative expenses:
  Salaries and benefits                     $     36,455       $    225,387       $     33,655       $     48,829
  Rent & utilities                                79,937             74,006             25,646             21,525
  Consulting & professional fees                 504,768            587,463            227,884             21,980
  General administration                         494,403            344,261            202,138             40,414
  Communication & data processing                 74,025             38,804             14,205             21,432
  Depreciation                                    19,409             60,299              9,043              8,474
                                            ------------       ------------       ------------       ------------

  Total general & administrative expenses      1,208,997          1,330,220            512,571            162,654
                                            ------------       ------------       ------------       ------------

Net loss from operations                        (895,826)        (1,266,519)          (457,481)          (116,334)

Other revenues and expenses:
  Interest income                                  2,126              3,035              1,297                936
                                            ------------       ------------       ------------       ------------

Net loss before provision for income taxes      (893,700)        (1,263,484)          (456,184)          (115,398)

Provision for income taxes                             0                  0                  0                  0
                                            ------------       ------------       ------------       ------------

Net loss                                    $   (893,700)      $ (1,263,484)      $   (456,184)      $   (115,398)
                                            ============       ============       ============       ============

Loss per common share:
Basic & fully diluted                       $      (0.09)      $      (0.10)      $      (0.03)      $      (0.01)

Weighted average of common shares:
Basic & fully diluted                         16,520,917         16,252,167         16,520,917          7,782,102

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
         For the Nine Months Ended October 31, 2003 and October 31, 2002

                                                            31-Oct-03           31-Oct-02
                                                           -----------         -----------
Operating Activities:
  Net loss                                                 $  (893,700)        $(1,263,484)
  Adjustments to reconcile net income items
   not requiring the use of cash:
    Amortization                                                   453                 453
    Depreciation                                                25,950              59,846

Changes in other operating assets and liabilities :
  Accounts receivable                                           (3,620)            (20,081)
  Employee advance                                              (1,000)             (1,000)
  Accounts payable & accrued expenses                          (31,202)           (283,525)
                                                           -----------         -----------
Net cash used by operations                                   (903,119)         (1,507,791)

Investing Activities:
  Received from joint venture investment                       129,244                   0
  Purchase of property & equipment                              (4,020)           (288,230)
                                                           -----------         -----------
Net cash used by investing activities                          125,224            (288,230)

Financing Activities:
  Placement fees                                               (32,043)                  0
  Subscriptions received                                     1,130,777           1,659,117
  Shareholder advance                                          (75,565)              7,254
                                                           -----------         -----------
Net cash provided by financing activities                    1,023,169           1,666,371
                                                           -----------         -----------

Net increase (decrease) in cash during the period              245,274            (129,650)

Cash balance at beginning of the fiscal year                   217,249             316,752
                                                           -----------         -----------

Cash balance at end of the fiscal year                     $   462,523         $   187,102
                                                           ===========         ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                          $         0         $         0
  Income taxes paid during the period                      $         0         $         0

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                    From February 1, 2003 to October 31, 2003

                                                                                  Additional
                                Common       Common     Preferred    Preferred      Paid in       Accumulated
                                Shares      Par Value    Shares        Value        Capital         Deficit          Total
                                ------      ---------    ------        -----        -------         -------          -----
Balance at February 1, 2003   16,520,853     $ 1,652    1,294,974    $3,522,368    $29,662,172    $(32,820,205)    $  365,987

Subscriptions received                                                               1,098,734                      1,098,734

Net loss for the period                                                                               (893,700)      (893,700)
                              ----------     -------    ---------    ----------    -----------    ------------     ----------

Balance at October 31, 2003   16,520,853     $ 1,652    1,294,974    $3,522,368    $30,760,906    $(33,713,905)    $  571,021
                              ==========     =======    =========    ==========    ===========    ============     ==========

See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002

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

2. NET LOSS PER SHARE

The Company applies SFAS No. 128, "EARNINGS PER SHARE" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. As of October 31, 2003 the Company had 942,213 common stock equivalents outstanding. The calculation of fully diluted loss per share excludes the outstanding common stock equivalents because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the dividends in arrears due to preferred shareholders at October 31, 2003 and October 31, 2002 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:


                      9 Months        9 Months        3 Months        3 Months
                      31-Oct-03       31-Oct-02       31-Oct-03       31-Oct-02
                      ---------       ---------       ---------       ---------
Shares outstanding   16,520,917      16,520,917      16,520,917      16,520,917
                     ==========      ==========      ==========      ==========

Weighted average     16,520,917      16,252,167      16,520,917       7,782,102
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

At October 31, 2003 and October 31, 2002, the preferred dividends were in arrears for $519,174 and $376,818, respectively.

4. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the warrants outstanding at October 31, 2003.

                                                                        Wgtd Avg
                                                       Wgtd Avg         Years to
                                         Amount      Exercise Price     Maturity
                                         ------      --------------     --------
Outstanding at February 1, 2001             8,750

Issued                                    881,813
Expired                                         0
Exercised                                       0
                                       ----------

Outstanding at January 31, 2002           890,563

Issued                                    404,411
Expired                                         0
Exercised                                       0
                                       ----------

Outstanding at January 31, 2003         1,294,974

Issued                                          0
Expired                                    (8,750)
Exercised                                       0
                                       ----------

Outstanding at October 31, 2003         1,286,224        $5                1.23
                                       ==========

The Company has no formal stock option or pension plan for employees.

5. PROPERTY & EQUIPMENT

The following schedules detail the property and equipment of the Company at October 31, 2003 and January 31, 2003.

                                                31-Oct-03              31-Jan-03
                                                ---------              ---------
Promotion Stat Software                            89,121                68,729
Lease Improvements                                 20,404                20,404
Furniture & Fixtures                               25,165                25,165
Equipment                                         189,190               188,398
Accumulated depreciation                         (207,086)             (163,972)
                                                ---------             ---------

Net property & equipment                        $ 116,794             $ 138,724
                                                =========             =========

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                  31-Oct-03          31-Oct-02
                                                  ---------          ---------
Net loss before provision for income taxes       $  (895,826)       $(1,263,484)
                                                 ===========        ===========
Current tax expense:
  Federal                                        $         0        $         0
  State                                                    0                  0
                                                 -----------        -----------
Total                                            $         0        $         0

Less deferred tax benefit:

Timing differences                                (2,117,225)        (1,441,498)
Allowance for recoverability                       2,117,225          1,441,498
                                                 -----------        -----------
Provision for income taxes                       $         0        $         0
                                                 ===========        ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                               34%                34%
Statutory state and local income tax                      10%                10%
Less allowance for tax recoverability                    -44%               -44%
                                                 -----------        -----------
Effective rate                                             0%                 0%
                                                 ===========        ===========

Deferred income taxes are comprised of the following:

Timing differences                               $ 2,117,225        $ 1,441,498
Allowance for recoverability                      (2,117,225)        (1,441,498)
                                                 -----------        -----------
Deferred tax benefit                             $         0        $         0
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

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat E-commerce advertising screening platform software. To date, only limited revenues have been generated from the Company's investment in FX Direct Dealer. The PromotionStat E-commerce software programs has been commercialized on a small scale and only a small portion of the Company's revenues are attributable to those programs which are still being developed.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the six and three months ended July 31, 2003 and July 31, 2002.

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat E-commerce advertising screening platform software.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE NINE MONTHS

Revenues for the period were $690,394 from the investment in the joint venture. Sales for the same period last year were $223,388, an increase of 209%.

Gross profits on sales were $313,171, compared to a $63,701 for the same period last year. Management estimates gross profits to average approximately 40% of sales. In fiscal 2003, cost of sales includes the fixed cost of depreciation on the computer hardware needed to operate the FX3000 platform.

General and administrative expense, were $1,208,997 compared to $1,330,220 for the same last year. The main reasons for the slight decrease in general and administrative expenses for the period were salaries and consulting fees.

Depreciation expense declined significantly in fiscal 2004. Fiscal 2003 includes depreciation on the FX 3000 which was not transferred for a share in the joint venture until March 2002. Communications and data processing include the cost of software maintenance and upgrade on the both the FX3000 and PromotionStat software programs. Software programming costs that were being capitalized to the FX3000 asset in fiscal 2003 are being expensed in fiscal 20004 as the asset has been placed into service. A detail of general expenses is as follows.


                                               10/31/2003          10/31/2002
                                               ----------          ----------
     Promotion & advertising                    $157,261           $ 47,979
     Insurance premium                            34,567             24,991
     Miscellaneous taxes                          10,383              3,723
     Equipment                                    14,751             10,761
     Postage                                       4,324              6,897
     Office administration                        87,294             45,608
     Data processing                                   0              6,270
     Travel costs                                185,823            198,032
                                                --------           --------

     Total                                      $494,403           $344,261
                                                ========           ========

Promotion costs have significantly increased over last year as a result of management's efforts during fiscal 2004 promoting our software programs to various banks and other financial institutions worldwide.

After deducting general and administrative costs, the Company experienced a loss from operations of $895,826 for the period, compared to an operating loss of $1,266,519 for the same period last year.

Net loss for period was $893,700, or $0.09 per share compared to a loss of $1,263,484, or $.10 per share for the same period last year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders for the period ended October 31, 2003 and October 31, 2002. The dividends in arrears due preferred shareholders were $519,174 and $399,876, respectively.

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE THREE MONTHS

Revenues for the period were $178,427 from the income from the joint venture. Sales for the same period last year were $115,625, an increase of 54%.

Gross profits on sales were $55,090, compared to a $46,320 for the same period last year. Management estimates gross profits to average approximately 40% of sales.

General and administrative expense, were $512,571 compared to $162,654 for the same last year. The main reasons for the increase in general and administrative expenses for the period were consulting fees.

After deducting general and administrative costs, the Company experienced a loss from operations of $457,481 for the period, compared to an operating loss of $116,334 for the same period last year.

Net loss for period was $456,184, or $0.03 per share compared to a loss of $115,398, or $.01 per share for the same period last year.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2003 cash on hand was $462,523 as compared with $217,249 at January 31, 2003. During the period, the Company received $1,098,734 in subscriptions to its Class B preferred shares. The Company used cash proceeds of $903,119 for its operations. The Company received $129,244 repaid for the original investment in the joint venture for the marketing of the FX3000 program. The Company used $4,020 to purchase office equipment during the period. The Company also paid $75,565 towards the shareholder advance it had received in fiscal 2003.

At October 31, 2003, the Company had working capital of $452,683 compared to a working capital of $172,587 at January 31, 2003. The increase in working capital is mainly a combination of subscriptions received to preferred B of $798,645, a cash operating loss of $455,865, the upgrade of the PromotionStat software for $19,415, and the payment of a shareholder loan of $57,565.

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

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

     (a) Exhibits

        Exhibit No.    Description

          31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

          31.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

          32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: December 15, 2003           By: /s/ Alex Stelmak
                                     ---------------------------------
                                     Alex Stelmak
                                     Chairman of the Board of Directors
                                     and Chief Financial Officer


Date: December 15, 2003           By: /s/ Abel Raskas
                                     ---------------------------------
                                     Abel Raskas
                                     President