Form 10KSB
period 2004-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2004-04-22
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004


                        Advanced Technologies Group, LTD
             (Exact name of registrant as specified in its charter)


    Nevada                         0-30987                       80-0987213
  (State of                      (Commission                 (I.R.S. Employer
Incorporation)                   File Number)             Identification Number)


                   32 Broadway, 3rd Floor, New York, NY 10004
           (Address of Principal Executive Offices Including Zip Code)
              (Formerly 32 Broadway, 4th Floor, New York, NY 10004)


                                 (212) 968-0941
                         (Registrant's Telephone Number)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.0001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of Registrant on April 20, 2004 was $0.

The registrant's gross revenues for its most recent fiscal year were $104,709.

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of January 31, 2004 is 16,619,603. There is no public market for the registrant's securities at the date of this Report.

                                   FORM 10-KSB
                                JANUARY 31, 2004
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS                                                1

PART I

     ITEM 1.  Description of Business                                     1
     ITEM 2.  Description of Property                                    11
     ITEM 3.  Legal Proceedings                                          11
     ITEM 4.  Submission of Matters to a Vote of Security Holders        11

PART II

     ITEM 5.  Market for Registrant's Common Equity and Related          11
              Stockholder Matters
     ITEM 6.  Management's Discussion and Analysis of Financial          11
              Condition and Results of Operations
     ITEM 7.  Financial Statements                                       14
     ITEM 8.  Changes in and Disagreements with Accountants              14

PART III

     ITEM 9.  Directors, Executive Officers, Promoters and
              Control Persons                                            15
     ITEM 10. Executive Compensation                                     21
     ITEM 11. Security Ownership of Certain Beneficial Owners
              and Management                                             21
     ITEM 12. Certain Relationships and Related Transactions             22
     ITEM 13. Exhibits and Reports on Form 8-K                           22

PART F/S

Signatures                                                               23

Independent Auditor's Report                                             F-1

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

ITEM 1. DESCRIPTION OF BUSINESS

(A) CORPORATE HISTORY

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 software program. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. The remaining 75% of the joint venture is owned by Tradition, N.A., a major, Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer was $1,670,485. However, as of January 31, 2004, the Company has recognized a gain of $784,769 as a result of the investment in the joint venture, as opposed to a loss of $1,541,241 at January 31, 2003, and presently carries the value of its investment in the joint venture at $365,369 (compared to $129,244 at January 31, 2003) on its balance sheet as of January 31, 2004.

At that point, the Company ceased all its efforts to directly market the FX3000 software and re-directed its efforts to the acquisition, development and commercialization of other types of technology intended for the e-commerce marketplace.

During October 2001, the Company acquired 100% of the issued and outstanding common stock of Luxury Lounge Inc. ("Luxury") in exchange for 7,918,565 shares of its common stock. Luxury was incorporated in the State of Delaware on August 18, 1999 and, at the time of acquisition, operated an on-line interactive web site specializing in selling jewelry and other luxury appliances at a discount to the retail and wholesale consumer. However, in addition, Luxury was also in the process of developing several ancillary technologies designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. The Company believes that these technologies, (known as PromotionStat and Promote4Free) when properly developed, will have the potential for generating significant revenues and profits for the Company. The PromotionStat program will allow on-line retailers and advertisers to verify customers and categorize the patrons of on-line retail stores. As a result of changing economic conditions, the Company elected to terminate Luxury's on-line marketing operations and devoted all of its efforts and resources to complete the development and initiate the commercialization of the PromotionStat and Promote4Free technologies.

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

                              I. THE FX3000 SYSTEM

The Company's first venture after its formation was development of the patent pending, Internet-based FX3000 software system, a Java-based online foreign exchange dealing system. This system created an on-line foreign currency exchange ("Forex") trading service that offers a complete and technologically superior software platform that allows the retail-level foreign exchange clients access to 24-hour, commission-free foreign exchange dealing, using inter-bank liquidity and efficiencies. As mentioned above, in 2000 the Company reached an agreement with Tradition N.A., a major international financial institution, to implement FX3000 on a commercial scale through a joint venture with the Company. Under the joint venture, the Company assigned all of the FX3000 technology to the new joint venture company with Tradition, which assumed all administrative, funding and marketing responsibilities of commercializing the FX3000 system. The Company retained a 25% interest in the joint venture and remained obligated to complete the final development of the software to the specifications set by the parties to the joint venture. Management believes that as the joint venture continues to develop its commercial operations this will be the leading source of revenues for the Company over the foreseeable future. As such, in order to provide a better understanding of the potential of this new technology, following is a brief discussion of the Forex markets and how the FX3000 system operates.

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

The Company initially developed its on-line trading environment to include real-time dealing quotes, charting, technical analysis tools and news all in one comprehensive product. FX3000 fully integrates the client, dealer, back office and System Administrator functions. Product features include high-speed execution of client orders and the ability to monitor in real time margin availability, net exposure and profit and loss on all open positions. Following establishment of the joint venture, the Company continued upgrading the FX3000 system to enable the system to better fulfill its market mission and meet the performance criteria established by its joint venture partner. Commercial operation of the upgraded FX3000 software platform began, on a limited basis, during calendar year 2003 and are expected to develop into full scale operations by the end of calendar year 2004.

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

ADDITIONAL TECHNOLOGY

The Company had acquired a third new technology being developed through Luxury known as the "Cyber-Shield" System. However, based upon current demands and limited financial resources, management has postponed development of this system indefinitely. Further, due to the highly accelerated pace at which technology has developed over recent years, management is reviewing the viability of the Cyber-Shield System in light of recent technologies developed by other, much larger companies.

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

                                 V. RISK FACTORS

1. LIMITED OPERATING HISTORY AND RECORD OF EARNINGS. The Company has only a limited history of operations. The Company has transferred its principal technology to a joint venture formed with Traditional N.A., a major brokerage and financial company, in exchange for a 25% interest in the joint venture. The joint venture has only recently begun to market the FX3000 software system and to provide revenues to the Company. As a result, at January 31, 2004 the Company recognized a gain of $784,769, compared to a loss of $1,541,241 at January 31, 2003, as a result of its investment in the joint venture. The Company is also developing additional software product aimed at the e-commerce market, although no assurance can be given as to when these additional technologies will result in operating revenues to the Company. For fiscal year 2004, the Company realized a net loss of $1,003,531 (as compared to a net loss of $4,569,535 for fiscal
2003). As a development stage enterprise, the Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships. Further, the Company's auditor has included a "going concern" footnote in the Company's audited financial statements for fiscal 2004. See "FINANCIAL STATEMENTS - FOOTNOTE 13."

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 32 Broadway, 3rd Floor, New York, NY10004, and its telephone number is 212-968-0941. The Company occupies these premises, which consist of approximately 2,000 square feet of office space pursuant to a written sub-lease with an affiliated party that expires in February, 2009. The Company currently pays rent of approximately $3,500 per month pursuant to said sub-lease. See Financial Statements, Footnote 11, for more detailed information concerning the Company's obligations under this lease. The premises and contents are fully insured.

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

No matters have been submitted to a vote of security holders during fiscal 2004.

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

The Company also is the developer of the PromotionStat and Promote4Free software program, which assists on-line advertisers in monitoring their marketing effectiveness and which is marketed through the Company's subsidiaries. The Company believes that these technologies, when properly developed, will have the potential for generating significant revenues and profits for the Company.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the fiscal years ended January 31, 2004 and January 31, 2003. Except for per share amounts, the financial amounts discussed are rounded to the nearest thousandth.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

Revenues for the fiscal year 2004 were $104,709 from the on-line use of the PromotionStat software, as compared to $183,506 for last year, a decrease of 43%. During the year, as promotion for the FX3000 software, management began to offer the latest version of the PromotionStat platform free of charge to new subscribers to the FX3000 software. Management intends to continue this promotion in fiscal year 2005.

Gross profits on advertising sales were $60,205, compared to a $104,120 for last year. The gross profit percentage remained consistent at 57% for the two years and management expects the gross profit percentage on revenues from the PromotionStat software to remain consistent in the coming fiscal year.

Management actively cut its administrative costs in fiscal 2004. General and administrative expense for fiscal 2004 were $1,873,210 compared to $3,130,617 for last year, a decrease of 40%. The main area of decrease was consulting expenses that decreased $1,038,346. During fiscal year 2003, the Company issued 268,686 shares of common stock to consultants valued at $806,250. In comparison, the Company issued 67,750 shares in fiscal year 2004 valued at $203,250. Management does not expect to issue any shares for consulting services in fiscal year 2005.

Promotion and advertising costs were also significantly cut in fiscal 2004 by $294,193, or 48%. By use of the PromotionStat software, management was able to identify the most effective on-line advertisers for their products and was consequently able to effect this savings.

A detail of general administration expense for fiscal years 2004 and 2003 is as follows.

                                                 2004                2003
                                               --------            --------
     Travel, lodging, & meals                  $301,199            $140,656
     Rent & utilities                           103,921             105,774
     Office administration                      145,574             185,086
     Automobile costs                            38,789              27,934
     Telephone                                   29,509              49,451
     Professional fees                           28,655              29,813
     Equipment costs                             23,285              10,376
     Miscellaneous taxes                         11,475               9,856
     Postage                                      5,286              10,197
                                               --------            --------

     Total                                     $687,693            $569,143
                                               ========            ========

The main increase in the general administration expense was travel costs which increased 115% to $301,199 in fiscal 2004. Management's enhanced efforts in securing introducing brokers and hedge fund managers as clients of the FX3000 were located mainly overseas during fiscal 2004, thereby increasing travel costs.

After deducting general and administrative costs, the Company experienced a loss from operations of $1,813,210 for the fiscal 2004, compared to a loss of $3,026,497 for last year.

In March 2002 the Company sold the FX3000 software program for a 25% interest in a joint venture company that will market the FX3000 program. The un-depreciated cost of the FX 3000 program at the date of the transfer, or $1,670,485, was recorded as investment in the joint venture in its balance sheet. Therefore, the Company recognized a loss of $1,541,241 in fiscal 2003 as a result of investment in FX Direct Dealer LLC. The Company had realized and unrealized gains of $784,769 from its 25% interest in FX Direct Dealer LLC during 2004 and received cash proceeds of $548,644. Management expects proceeds from this investment to approximate $650,000 in fiscal 2005. The Company recognized an unrealized gain of $236,125 in its investment as a result of marking to fair value its share of the company at the end of fiscal 2004.

In fiscal 2004, the Company was awarded a one time gift of $29,168 from the City of New York as relief from the World Trade Center terrorist attacks.

Net loss for fiscal 2004 was $1,003,531, or $0.09 per share, compared to a loss of $4,569,535, or $.29 per share for last year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders at January 31, 2004 and January 31, 2003. At January 31, 2004 and January 31, 2003, the preferred dividends were in arrears for $552,602 and $165,171, respectively.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004 cash on hand was $361,856 as compared with $217,249 at January 31, 2003. During the year the Company received $93,000 by issuing 31,000 shares of common stock. In addition, the Company issued 239,470 shares of preferred stock and received net proceeds of $705,342. The company also received $429,307 in subscriptions to its Class B preferred shares.

The Company used these cash proceeds to pay for its business operations, to purchase and upgrade its computer hardware, and to pay down a loan from a shareholder. Business operations used cash of $959,428. The Company spent $23,549 to upgrade its computer hardware. In addition, the Company repaid a shareholder loan in fiscal year 2004 in the amount of $100,065.

The Company does not expect any material capital expenditures in fiscal year
2005.

At January 31, 2004, the Company had working capital of $308,499 compared to working capital of $172,587 at January 31, 2003. Working capital increased mainly as a result of issuing preferred and common stock and preferred stock subscriptions for cash proceeds of $1,227,649, in the aggregate, and by spending $959,428 in cash for its operations, $23,549 for computer hardware upgrades, and paying $100,065 towards a shareholder loan.

Total assets at January 31, 2004 were $907,715 as compared to $543,882 at January 31, 2003.

The Company's total stockholders' equity increased $409,583 from January 31, 2003 to $775,570 at January 31, 2004. Stockholders' equity increased because of the issuance of preferred and common stock and preferred stock subscriptions for cash proceeds of $1,227,649 in the aggregate. In addition, the Company issued 67,750 shares of common stock valued at $203,250 to consultants for services rendered during fiscal 2004. The Company paid dividends to shareholders in fiscal 2004 by issuing 303,972 warrants. The issuance was valued at $17,785 using the Black-Sholes Options Pricing Model. Finally, shareholders' equity was decreased $1,003,531 by business operations.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of Advanced Technologies Group, Ltd. for the years ending January 31, 2004 and 2003 are submitted herewith as PART F/S on Pages 31 to 45.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no disagreements with the registrants former or present Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company has three officers and three directors.

The following table sets forth as of the date hereof, with respect to each of the Company's directors and officers their position and their ages:

   NAME               AGE                       POSITION
   ----               ---                       --------
Alex Stelmak          55     Chief Executive Officer & Chairman of the Board
                             of Directors
Stan Mashov           35     Vice President, Chief Technology Officer & Director
Dr. Abel Raskas       63     President, Senior Marketing Director and Director
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

DR. ABEL RASKAS, PRESIDENT/SENIOR MARKETING DIRECTOR

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

CARL P. RANNO, SPECIAL LEGAL ADVISOR TO THE BOARD OF DIRECTORS

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

ITEM 10. EXECUTIVE COMPENSATION

The executive officers of the issuer received salaries during fiscal 2004 of $134,605 in the aggregate. At present, there are no written employment agreements between the Company and any of its officers or directors.

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

                                   Number of                         Percent
      Name                       Shares Owned (1)                     Owned
      ----                       ----------------                     -----
Alex Stelmak                       4,389,476                          26.4%
32 Broadway, 3rd Floor
New York, NY 10004

Stan Mashov                          827,778                           5.0%
32 Broadway, 3rd Floor
New York, NY 10004

Dr. Abel Raskas                    4,389,476                          26.4%
32 Broadway, 3rd Floor
New York, NY 10004

Officers & Directors
as a Group (3 Persons)             9,606,730                          57.8%

----------
(1)  Based upon 16,619,603 issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.                    Description
    -----------                    -----------
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

                                         ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: April 21, 2004                    By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Executive Officer and Director

Dated: April 21, 2004                    By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President and Director

Dated: April 21, 2004                    By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 21, 2004                    By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Director

Dated: April 21, 2004                    By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            Director

Dated: April 21, 2004                    By: /s/ Stan Mashov
                                            ------------------------------------
                                            Stan Mashov
                                            Director

                           DONAHUE ASSOCIATES, L.L.C.
                           27 BEACH ROAD, SUITE CO5-A
                            MONMOUTH BEACH, NJ. 07750
                              PHONE: (732) 229-7723


                          Independent Auditor's Report


The Shareholders
Advanced Technologies Group, Ltd.

We have audited the accompanying consolidated balance sheets of Advanced Technologies Group, Ltd. as of January 31, 2004 and January 31, 2003 and the related consolidated statements of operations and consolidated statements of changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance using auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technologies Group, Ltd. as of January 31, 2004 and January 31, 2003 and the related consolidated statements of operations and consolidated statement of changes in shareholders' equity and cash flows for the years then ended then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

As more fully discussed in Note 13 to the consolidated financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in Note 13 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.

/s/ Donahue Associates, L.L.C.

Monmouth Beach, New Jersey
March 30, 2004

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JANUARY 31, 2004 AND JANUARY 31, 2003

                                                                         2004                   2003
                                                                     ------------           ------------
ASSETS

Current assets:
  Cash & interest bearing deposits                                   $    361,856           $    217,249
  Accounts receivable                                                       6,381                  2,761
                                                                     ------------           ------------
      Total current assets                                                368,237                220,010

Other assets:
  Property & equipment- net                                               118,811                138,724
  Investment in joint venture                                             365,369                129,244
  Security deposit                                                         45,000                 45,000
  Trademarks & patents- net                                                10,298                 10,904
                                                                     ------------           ------------

      Total assets                                                   $    907,715           $    543,882
                                                                     ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                $     59,738           $     47,423
                                                                     ------------           ------------
      Total current liabilities                                            59,738                 47,423

  Shareholder loan payable                                                 72,407                130,472

Shareholders' equity:
  Series A preferred stock, one share convertible to one
   share of common; 13% cumulative non-participating,
   authorized 1,000,000 shares at stated value of $3 per share,
   issued and outstanding 876,576 shares                                2,575,266              2,597,974
  Series B preferred stock, one share convertible to one
   share of common; 5% cumulative non-participating, authorized
   7,000,000 shares at stated value of $3 per share, issued and outstanding 588,131 shares at January 31, 2004 and 352,661
   at January 31, 2003                                                  1,750,616              1,036,577
  Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 16,619,603 at January 31, 2004 and
   16,520,917 shares at January 31, 2003                                    1,662                  1,652
  Additional paid in capital                                           30,092,672             29,353,114
  Accumulated deficit                                                 (33,644,646)           (32,623,330)
                                                                     ------------           ------------
      Total shareholders' equity                                          775,570                365,987
                                                                     ------------           ------------

      Total Liabilities & Shareholders' Equity                       $    907,715           $    543,882
                                                                     ============           ============

See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED JANUARY 31, 2004 AND JANUARY 31, 2003


                                                  2004                 2003
                                              ------------         ------------
Revenues:
  Gross Sales                                 $    104,709         $    183,506
  Less cost of sales                               (44,504)             (79,386)
                                              ------------         ------------
  Net gross profit on sales                         60,205              104,120

General and administrative expenses:
  Salaries and benefits                       $    216,771         $    280,522
  Promotion & advertising                          319,706              613,899
  Consulting                                       407,324            1,445,670
  Software maintenance                             227,044              206,300
  General administration                           687,693              569,143
  Depreciation                                      14,672               15,083
                                              ------------         ------------

  Total general & administrative expenses        1,873,210            3,130,617
                                              ------------         ------------

Net loss from operations                        (1,813,005)          (3,026,497)

Other revenues and expenses:
  Gain (loss) on joint venture investment          784,769           (1,541,241)
  Other income                                      29,168                    0
  Interest income                                    3,144                3,096
  Interest expense                                  (7,607)              (4,893)
                                              ------------         ------------

Net loss before provision for income taxes      (1,003,531)          (4,569,535)

Provision for income taxes                               0                    0
                                              ------------         ------------

Net loss                                      ($ 1,003,531)        ($ 4,569,535)
                                              ============         ============
Loss per common share:
Basic & fully diluted                         $      (0.09)        $      (0.29)

Weighted average of common shares:
Basic & fully diluted                           16,596,359           16,475,025


See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED JANUARY 31, 2004 AND JANUARY 31, 2003

                                                                2004                  2003
                                                            -----------           -----------
Operating Activities:
  Net loss                                                  $(1,003,531)          $(4,569,535)
  Adjustments to reconcile net income items
   not requiring the use of cash:
    Amortization                                                    606                   605
    Depreciation                                                 27,107                55,941
    Gain on investment                                         (236,125)            1,541,241
    Compensation expense                                        243,820             1,318,385

Changes in other operating assets and liabilities:
  Accounts receivable                                            (3,620)               18,239
  Accounts payable & accrued expenses                            12,315              (381,481)
                                                            -----------           -----------
Net cash used by operations                                    (959,428)           (2,016,605)

Investing Activities:
  Purchase of property & equipment                              (23,549)              (54,497)
                                                            -----------           -----------
Net cash used by investing activities                           (23,549)              (54,497)

Financing Activities:
  Issuance of common stock                                       93,000                     0
  Issuance of preferred stock                                   718,410             1,236,894
  Broker fees                                                   (13,068)              (23,267)
  Subscriptions received                                        429,307               757,972
  Shareholder loan                                             (100,065)                    0
                                                            -----------           -----------
Net cash provided by financing activities                     1,127,584             1,971,599
                                                            -----------           -----------

Net increase (decrease) in cash during the period               144,607               (99,503)

Cash balance at beginning of the fiscal year                    217,249               316,752
                                                            -----------           -----------

Cash balance at end of the fiscal year                      $   361,856           $   217,249
                                                            ===========           ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                           $         0           $         0
  Income taxes paid during the period                       $         0           $         0

See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FROM FEBRUARY 1, 2002 TO JANUARY 31, 2004
                                  (AS RESTATED)

                                   Common      Common      Preferred    Preferred     Paid in      Accumulated
                                   Shares     Par Value     Shares        Value       Capital        Deficit          Total
                                   ------     ---------     ------        -----       -------        -------          -----
Balance at February 1, 2002      16,252,167    $ 1,625      824,938    $2,444,585   $27,765,258    $(28,053,795)   $2,157,673

Subscriptions received                                                                  757,972                       757,972

Issued Preferred Class A                                     51,750       153,389                                     153,389

Issued Preferred Class B                                    352,661     1,036,577                                   1,036,577

Beneficial conversion feature                                                            23,661                        23,661

Shares issued for services          268,686         27                                  806,223                       806,250

Net loss for the fiscal year                                                                         (4,569,535)   (4,569,535)
                                -----------    -------    ---------    ----------   -----------    ------------    ----------

Balance at January 31, 2003      16,520,853      1,652    1,229,349     3,634,551    29,353,114     (32,623,330)      365,987

Subscriptions received                                                                  429,307                       429,307

Issued Preferred Class A                                      4,000        11,560                                      11,560

Issued Preferred Class B                                    235,470       679,771                                     679,771

Beneficial conversion feature                                                            14,011                        14,011

Dividends paid                                                                                          (17,785)      (17,785)

Issuance of common stock             31,000          3                                   92,997                        93,000

Shares issued for services           67,750          7                                  203,243                       203,250

Net loss for the fiscal year                                                                         (1,003,531)   (1,003,531)
                                -----------    -------    ---------    ----------   -----------    ------------    ----------

Balance at January 31, 2004      16,619,603    $ 1,662    1,468,819    $4,325,882   $30,092,672    $(33,644,646)   $  775,570
                                ===========    =======    =========    ==========   ===========    ============    ==========

See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JANUARY 31, 2004 AND JANUARY 31, 2003


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the designer and owner of the FX3000, a foreign currency trading software program. In March 2002, the Company sold the FX3000, for a 25% interest in a joint venture that markets of the FX3000 software. The Company also is the developer of the PromotionStat software program, which assists on-line advertisers in monitoring their marketing effectiveness.

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

REVENUE RECOGNITION- Revenues from the leasing of the PromotionStat program are accounted for as an operating lease and are recorded at the end of the lease term, which is normally on a "month to month" basis.

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

RECENT ACCOUNTING PRONOUNCEMENTS- In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OF DISPOSAL ACTIVITIES"(SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146 companies will recognize a cost associated with an exit or disposal activity when a liability has been incurred. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2004 financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS"(SFAS 146). The statement provides guidance on the accounting for the acquisition of a financial institution where the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired represents goodwill. Management has concluded that the adoption of SFAS 147 would not have had a material impact on the Company's fiscal 2004 financial position or results of operations.

 In December 2002, The FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This statement expands the disclosure requirements with respect to stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact the Company's financial condition or results of operations for fiscal year 2004.

2.  NET LOSS PER SHARE

The Company applies SFAS No. 128, "EARNINGS PER SHARE" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents.

As of January 31, 2004 and January 31, 2003, the Company had 1,468,687 and 1,294,874, respectively, common stock equivalents outstanding. The calculation of fully diluted loss per share excludes outstanding common stock equivalents at January 31, 2004 and January 31, 2003 because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the cumulative dividends due to preferred shareholders at January 31, 2004 and January 31, 2003 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                           2004                 2003
                                        ----------           ----------
     Shares outstanding                 16,619,603           16,520,853
                                        ==========           ==========
     Weighted average                   16,596,359           16,475,025
                                        ==========           ==========

3. ISSUANCE OF PREFERRED STOCK

The classes of preferred stock issued are as follows:

     CLASS A PREFERRED STOCK: Class A preferred stock has a stated value of $3 per share and a cumulative non-participating dividend of 13%. The Class A preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class A preferred share includes one detachable common stock warrant. One common stock warrant is exercisable into one common share at an exercise price of $5 and expires in September 2004.

     CLASS B PREFERRED STOCK: Class B preferred stock has a stated value of $3 per share and a cumulative non-participating dividend of 6%. The Class B preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class B preferred share includes one detachable common stock warrant. One common stock warrant is exercisable into one common share at an exercise price of $5 and expires in September 2005.

In fiscal 2003, the Company issued 51,750 shares of preferred A and 352,661 shares of preferred B and received net proceeds of $1,213,627. In fiscal year 2004, the Company issued 4,000 shares of preferred A and 235,470 shares of preferred B and received net proceeds of $705,342. In addition, the Company is holding subscriptions at January 31, 2004 totaling $1,187,513 representing 395,838 shares of preferred B.

At January 31, 2004 and January 31, 2003, the preferred dividends were in arrears for $552,602 and $165,171, respectively.

4. PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment at January 31, 2004 and January 31, 2003.

                                                2004                2003
                                             ---------           ---------
     Promotion Stat Software                    89,172              89,172
     Lease Improvements                         45,613              26,604
     Furniture & Fixtures                       26,766              25,165
     Equipment                                 189,190             187,251
     Accumulated depreciation                 (231,930)           (189,468)
                                             ---------           ---------

     Net property & equipment                $ 118,811           $ 138,724
                                             =========           =========

5. STOCK WARRANTS OUTSTANDING

During fiscal year 2003, the Company issued 404,411 detachable stock warrants with the preferred A stock and preferred B stock issuances discussed in Note 3. During fiscal year 2004, the Company issued 239,470 detachable stock warrants with the preferred A stock and preferred B stock issuances discussed in Note 3. In addition, the Company issued 303,972 common stock warrants to existing shareholders as a dividend. Each warrant is convertible into one share of common stock at an exercise price of $5 and expires in July 2006.

The following table summarizes the details of the number of warrants issued and outstanding and the weighted average exercise price and years remaining on the warrants.

                                        Amount        Exercise Price       Years
                                        ------        --------------       -----
Outstanding at February 1, 2001           8,750

   Issued                               824,806
   Expired                                    0
   Exercised                                  0
                                     ----------

Outstanding at January 31, 2002         833,556

   Issued                               404,411
   Expired                                    0
   Exercised                                  0
                                     ----------

Outstanding at January 31, 2003       1,237,967

   Issued                               543,442
   Expired                               (8,750)
   Exercised                                  0
                                     ----------

Outstanding at January 31, 2004       1,772,659             $5             1.34
                                     ==========

The Company applied the Black-Scholes option pricing model to determine the fair value of the detachable stock warrants and common stock warrants issued in fiscal year 2003 and 2004. The following assumptions were used in the model. The dividend yield is 0%, volatility is 20%, and a risk-free interest rate of 2%. The fair values generated by the Black-Scholes model may not be indicative of the future values, if any, that may be received by the warrant holder.

As a result of the fair value calculations, the Company allocated $23,361 and $14,011, respectively, of the proceeds received from the issuance of the warrants in fiscal years 2003 and 2004 to the beneficial conversion feature. In addition, the Company recorded a dividend paid of $17,785 in fiscal year 2004 for the warrants issued to existing shareholders.

The Company has no formal stock option plan for employees.

6. ADDENDUM TO THE CONSOLIDATED STATEMENT OF CASH FLOWS

The following transactions occurring during the fiscal years ended January 31, 2004 and January 31, 2003 were excluded from the calculation of the consolidated statement of cash flows since they did not involve a transfer of cash.

During fiscal year 2004, the Company accrued but did not pay $40,570 for consulting services to an officer and a shareholder.

During fiscal year 2004, the Company recorded a gain of $236,125 on its investment in a joint venture which represents the increase of the Company's value of the Company's share in the joint venture.

During fiscal year 2004, the Company issued 67,750 shares of common stock for consulting services and recorded as an expense of $203,250 in the consolidated statements of operations.

During fiscal year 2004, the Company issued 303,972 common stock warrants to existing shareholders as a dividend valued using the Black-Sholes Options Pricing Model at $17,785.

During fiscal year 2003, the Company sold its FX3000 software program for a 25% interest in a joint venture company. The Company recognized a loss of $1,541,241 at January 31, 2003 as a result of the transaction.

During fiscal year 2003, the Company issued 268,686 shares of common stock for consulting services and recorded as an expense of $806,250 in the consolidated statements of operations.

During fiscal year 2004, the Company accrued but did not pay $257,000 for consulting services to an officer and a shareholder.

7. INVESTMENT IN JOINT VENTURE

In March 2002 the Company sold its FX3000 software program for a 25% interest in a joint venture company that markets the program. The un-depreciated cost of the FX 3000 program at the date of the transfer was $1,670,485 and was recorded as an investment in the joint venture in the balance sheet. At the end of fiscal year 2003, the value of the Company's share in the joint venture was valued at $128,245. Consequently a loss of $1,541,241 was recognized in the consolidated statements of operations for fiscal year 2003.

At the end of fiscal year 2004, the Company's share in the joint venture was valued at $365,369. Consequently a gain of $237,124 was recognized in the consolidated statements of operations for fiscal year 2004.

 In fiscal year 2004, the Company received $547,645 on its investment in the joint venture and recorded a gain on its investment in the joint venture in the consolidated statements of operations.

8. RELATED PARTY TRANSACTIONS

The Company is indebted to an officer and a shareholder January 31, 2004 and January 31, 2003 for $72,407 and $130, 472, respectively. The loan is unsecured and due on demand. Interest is imputed on the loan at the Company's cost of capital of 7.50% and an expense has been recorded in the consolidated statements of operations for fiscal years 2004 and 2003 of $7,607 and $4,893, respectively.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The value of cash and interest bearing deposits, accounts receivables, accounts payables and accrued expenses are estimated to approximate fair market value at January 31, 2004 and January 31, 2003.

10. CONCENTRATION OF CREDIT RISK

At January 31, 2004 and January 31, 2003, cash on deposit with financial institutions in excess of insured amounts were $261,856 and $117,249, respectively. In the event of the insolvency of these financial institutions, the recovery of the Company's assets may be limited to a pro rata share of funds available.

11. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                    2004               2003
                                                 -----------        -----------

Net loss before provision for income taxes       $(1,813,005)       $(1,263,484)
                                                 ===========        ===========
Current tax expense:
  Federal                                        $         0        $         0
  State                                                    0                  0
                                                 -----------        -----------
  Total                                          $         0        $         0

Less deferred tax benefit:
  Timing differences                              (2,483,808)        (2,386,944)
  Allowance for recoverability                     2,483,808          2,386,944
                                                 -----------        -----------
  Provision for income taxes                     $         0        $         0
                                                 ===========        ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                               34%                34%
Statutory state and local income tax                      10%                10%
Less allowance for tax recoverability                    -44%               -44%
                                                 -----------        -----------
Effective rate                                             0%                 0%
                                                 ===========        ===========

Deferred income taxes are comprised of the following:

Timing differences                               $ 2,483,808        $ 2,386,944
Allowance for recoverability                      (2,483,808)        (2,386,944)
                                                 -----------        -----------
Deferred tax benefit                             $         0        $         0
                                                 ===========        ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2024 and may not be recoverable upon the purchase of the Company under current IRS statutes.

12. ISSUANCES OF COMMON STOCK AND DIVIDENDS PAID

During the fiscal year 2003, the Company issued 268,686 shares of common stock to consultants for services rendered. The Company valued the transaction using the price of the preferred shares of $3 per share issued during the year, with each preferred share convertible into one share of common stock. Consequently, the Company recorded a consulting expense of $806,250 in the consolidated statements of operations in fiscal year 2003.

During the fiscal year 2004, the Company issued 67,750 shares of common stock to consultants for services rendered. The Company valued the transaction using the price of the preferred shares of $3 per share issued during the year, with each preferred share convertible into one share of common stock. Consequently, the Company recorded a consulting expense of $203,250 in the consolidated statements of operations in fiscal year 2004.

During the fiscal year 2004, the Company issued 31,000 shares of common stock and received proceeds of $93,000.

During fiscal year 2004, the Company issued 303,972 common stock warrants to existing shareholders as a dividend. Each warrant is convertible into one share of common stock at an exercise price of $5 and expires in July 2006. The Company recorded a dividend paid of $17,785 in fiscal year 2004 valuing the warrants using the Black Sholes Options Pricing Model discussed in Note 5.

13. GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the twelve months ending January 31, 2004 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company incurred a net loss of $1,003,531 in fiscal 2004 and $4,569,535 in fiscal 2003 and continues to rely on the issuance of shares to raise capital to fund its business operations.

Management's plans with regard to this matter are as follows:

Management has formulated plans in cooperation with the Board of FXDD to continue to improve the FX3000 currency trading platform. The upcoming release of the new platform represents next generation technology that will greatly increase the profit margin for the Company, while further reducing the overall costs. Management has also focused plans to add new trading instruments to the existing system, thus further expending the demand for its software and thereby expanding revenues.

Management expects to greatly increase revenues with the expectation of achieving profitability within 12 months.

In addition, the management is increasing the capabilities of the PromotionStat Internet analyzing software to adapt this technology to the on-line trading industry.

14. COMMITMENTS AND CONTINGENCIES

The Company is committed to a noncancelable lease for office space in New York City, New York expiring in 2012. Future minimum lease payments required under this lease is as follows:

          2005                       $120,163
          2006                        123,768
          2007                        127,481
          2008                        131,306
          2009                        135,245
       Thereafter                     307,231
                                     --------

       Total                         $825,029
                                     ========

Rent expense for fiscal year 2004 and 2003 was $103,921 and $105,774, respectively.

15. RESTATEMENT

Subsequent to the issuance of the certified audit report for January 31, 2003, management determined that the calculation of the beneficial conversion feature of the detachable stock warrants issued in fiscal year 2003 was not correct. The correction affected the balance sheet and the changes in shareholders' equity for fiscal year ended January 31, 2003.

The following table indicates the accounts that have been affected by the correction:

                                           As                   As
                                        Reported             Restated
                                        --------             --------
     Preferred value                  $  3,522,368         $  3,634,551
     Paid in capital                  $ 29,662,172         $ 29,353,114
     Accumulated deficit              $(32,820,205)        $(32,623,330)