Form 10QSB
period 2004-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2004-07-02
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Quarter Ended April 30, 2004

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

Class Outstanding at April 30, 2003
Common stock, $0.0001 par value 16,252,167

                               TABLE OF CONTENTS


Item                                                                        Page

INDEX                                                                          2

Part 1. Financial information                                                  3

     Item 1. Condensed Consolidated Financial Statements:

          Balance sheet as of April 30, 2004 and January 31, 2004              4

          Statement of income (loss) for three months ended
          April 30, 2004 and 2003                                              5

          Statement of cash flows for three months ended
          April 30, 2004 and 2003                                              6

          Statement of changes in shareholders equity for the
          three months ended April 30, 2004                                    7

          Notes to condensed consolidated financial statements              8-11

     Item 2. Management's discussion and analysis of financial condition   12-14

Part II. Other information                                                    15

     Item 6. Exhibits and reports on Form 8-K                                 15

Signatures                                                                    16

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2004 and January 31, 2004

                                                                      Unaudited
                                                                      30-Apr-04             31-Jan-04
                                                                    ------------           ------------
ASSETS

Current assets:
   Cash & interest bearing deposits                                 $    538,315           $    361,856
   Accounts receivable                                                         0                  6,381
                                                                    ------------           ------------
      Total current assets                                               538,315                368,237

Other assets:
   Property & equipment- net                                             143,163                118,811
   Investment in joint venture                                           200,969                365,369
   Security deposit                                                       45,000                 45,000
   Trademarks & patents- net                                              10,149                 10,298
                                                                    ------------           ------------

      Total assets                                                  $    937,596           $    907,715
                                                                    ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                              $     79,677           $     59,738
                                                                    ------------           ------------
      Total current liabilities                                           79,677                 59,738

   Shareholder loan payable                                               62,044                 72,407

Shareholders' equity:
   Series A preferred stock, one share convertible to
    one share of common; 13% cumulative non-participating,
    authorized 1,000,000 shares at stated value of $3 per
    share, issued and outstanding 876,576 shares                       2,575,266              2,575,266

   Series B preferred stock, one share convertible to
    one share of common; 5% cumulative non-participating,
    authorized 7,000,000 shares at stated value of $3 per
    share, issued and outstanding 588,131 shares                       1,750,616              1,750,616

   Common stock-$.0001 par value, authorized 100,000,000
    shares, issued and outstanding, 16,619,603 at April 30, 2004
    and 16,619,603 shares at Janury 31, 2004                               1,662                  1,662
   Additional paid in capital                                         30,542,672             30,092,672
   Accumulated deficit                                               (34,074,341)           (33,644,646)
                                                                    ------------           ------------
      Total shareholders' equity                                         795,875                775,570
                                                                    ------------           ------------

      Total Liabilities & Shareholders' Equity                      $    937,596           $    907,715
                                                                    ============           ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                        For the Quarters Ended April 30th

                                                     30-Apr-04              30-Apr-03
                                                    ------------           ------------
Revenues:
   Gross Sales                                      $     73,568           $    208,435
   Less cost of sales                                    (32,467)              (120,107)
                                                    ------------           ------------

   Net gross profit on sales                              41,101                 88,328

General and administrative expenses:
   Salaries and benefits                            $     35,505           $     16,500
   Promotion & advertising                                51,927                  6,500
   Consulting                                             18,919                 89,025
   Software maintenance                                  181,613                 32,456
   General administration                                173,305                144,008
   Depreciation                                           10,613                  3,441
                                                    ------------           ------------

   Total general & administrative expenses               471,882                291,930
                                                    ------------           ------------

Net loss from operations                                (430,781)              (203,602)

Other revenues and expenses:
   Interest income                                         1,086                      0
                                                    ------------           ------------

Net loss before provision for income taxes              (429,695)              (203,602)

Provision for income taxes                                     0                      0
                                                    ------------           ------------

Net loss                                            $   (429,695)          $   (203,602)
                                                    ============           ============
Loss per common share:
Basic & fully diluted                               $      (0.06)          $      (0.03)

Weighted average of common shares:
Basic & fully diluted                                 16,987,039             16,520,917

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                        For the Quarters Ended April 30th

                                                             30-Apr-04           30-Apr-03
                                                             ---------           ---------
Operating Activities:
  Net loss                                                   $(429,695)          $(203,602)
  Adjustments to reconcile net income items
   not requiring the use of cash:
     Amortization                                                  149                 148
     Depreciation                                               10,613              13,677

Changes in other operating assets and liabilities:
  Accounts receivable                                            6,381              (7,413)
  Accounts payable & accrued expenses                           19,939             (21,300)
                                                             ---------           ---------
Net cash used by operations                                   (392,613)           (218,490)

Investing Activities:
  Investment in joint venture                                  164,400                   0
  Purchase of property & equipment                             (34,965)             (5,000)
                                                             ---------           ---------
Net cash used by investing activities                          129,435              (5,000)

Financing Activities:
  Subscriptions received                                       450,000             215,920
  Shareholder loan                                             (10,363)              1,000
                                                             ---------           ---------
Net cash provided by financing activities                      439,637             216,920
                                                             ---------           ---------

Net increase (decrease) in cash during the period              176,459              (6,570)

Cash balance at beginning of the fiscal year                   361,856             217,249
                                                             ---------           ---------

Cash balance at end of the fiscal year                       $ 538,315           $ 210,679
                                                             =========           =========
Supplemental disclosures of cash flow information:
  Interest paid during the period                            $       0           $       0
  Income taxes paid during the period                        $       0           $       0

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                        For the Quarters Ended April 30th

                                 Common        Common     Preferred     Preferred      Paid in        Accumulated
                                 Shares       Par Value     Shares        Value        Capital          Deficit         Total
                                 ------       ---------     ------        -----        -------          -------         -----
Balance at January 31, 2003     16,520,853    $  1,652     1,294,974    $3,522,368    $29,662,172    $(32,820,205)    $ 365,987

Subscriptions received                                                                    215,920                       215,920

Net loss for the period                                                                                    18,919        18,919
                                ----------    --------     ---------    ----------    -----------    ------------     ---------

Balance at April 30, 2003       16,520,853    $  1,652     1,294,974    $3,522,368    $29,878,092    $(32,801,286)    $ 600,826
                                ==========    ========     =========    ==========    ===========    ============     =========

Balance at January 31, 2004     16,619,603    $  1,662     1,468,819    $4,325,882    $30,092,672    $(33,644,646)    $ 775,570

Subscriptions received                                                                    450,000                       450,000

Net loss for the period                                                                                  (429,695)     (429,695)
                                ----------    --------     ---------    ----------    -----------    ------------     ---------

Balance at April 30, 2004       16,619,603    $  1,662     1,468,819    $4,325,882    $30,542,672    $(34,074,341)    $ 795,875
                                ==========    ========     =========    ==========    ===========    ============     =========

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

Revenue Recognition- Revenues from the leasing of the PromotionStat program are accounted for as an operating lease and are recorded at the end of the lease term, which is normally on a "month to month" basis. Receipts from the leasing of the FX3000 program from the joint venture are first applied to the investment in the joint venture and then to other income.

Cash and interest bearing deposits- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

SOFTWARE DEVELOPMENT COSTS - The Company applies Statement of Financial Accounting Standard No. 86 (SFAS No. 86), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, (SFAS No. 86), to account for the costs in developing the FX3000. The software is designed to enable clients to execute on-line trades and monitor currency transactions that are entered into by the prospective client.

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

The calculation of fully diluted loss per share excludes outstanding common stock equivalents because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the cumulative dividends due to preferred shareholders at April 30, 2004 and April 30, 2003 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                30-Apr-04         30-Apr-03
                                ---------         ---------
     Shares outstanding         16,987,039        16,520,917
                                ==========        ==========

     Weighted average           16,987,039        16,520,917
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

At April 30, 2004 and April 30, 2003, the preferred dividends were in arrears for $659,032 and $280,578, respectively.

4. PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment at April 30, 2004 and January 31, 2004

                                       4/30/2004            1/31/2004
                                       ---------            ---------
     Promotion Stat Software           $  89,172            $  89,172
     Lease Improvements                   47,713               45,613
     Furniture & Fixtures                 29,283               26,766
     Equipment                           202,428              189,190
     Accumulated depreciation           (225,433)            (231,930)
                                       ---------            ---------

     Net property & equipment          $ 143,163            $ 118,811
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

                                                                      Wgtd Avg
                                                     Wgtd Avg         Years to
                                                  Exercise Price      Maturity
                                                  --------------      --------
Outstanding at January 31, 2004     1,772,659

Issued                                      0
Expired                                     0
Exercised                                   0
                                    ---------

Outstanding at April 30, 2004       1,772,659           $5              1.09
                                    =========

The Company has no formal stock option plan for employees.

11. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                30-Apr-04           30-Apr-03
                                                ---------           ---------
Net loss before provision for income taxes     $  (430,781)        $  (203,602)
                                               ===========         ===========
Current tax expense:
  Federal                                      $         0         $         0
  State                                                  0                   0
                                               -----------         -----------
  Total                                        $         0         $         0

Less deferred tax benefit:
  Timing differences                            (2,265,510)         (1,277,581)
  Allowance for recoverability                   2,265,510           1,277,581
                                               -----------         -----------
  Provision for income taxes                   $         0         $         0
                                               ===========         ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                            34%                 34%
Statutory state and local income tax                   10%                 10%
Less allowance for tax recoverability                  -44%                -44%
                                                     ----                ----
Effective rate                                          0%                  0%
                                                     ====                ====

Deferred income taxes are comprised of the following:

Timing differences                             $ 2,265,510          $ 1,277,581
Allowance for recoverability                    (2,265,510)          (1,277,581)
                                               -----------          -----------
Deferred tax benefit                           $         0          $         0
                                               ===========          ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2024 and may not be recoverable upon the purchase of the Company under current IRS statutes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company), was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased FX3000, Inc. (formerly Oxford Global Network, Ltd.), and the designer of the FX3000 software program. The FX3000 software program is a real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company sold its interest in its FX3000 program to FX Direct Dealer, LLC, a joint venture company that markets the FX3000 software program for a 25% interest in FX Direct Dealer, LLC. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer, or $1,670,485, was recorded as investment in the joint venture in the balance sheet.

The Company also is the developer of the PromotionStat software program, which assists on-line advertisers in monitoring their marketing effectiveness and which is marketed through the Company's subsidiary, PromotionStat Inc.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the years ended January 31, 2004 and January 31, 2003.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE THREE MONTHS:

Revenues for the first quarter of fiscal 2005 were $73,568 from the on-line use of the PromotionStat software. Revenues from the PromotionStat software program for the first quarter of fiscal 2004 were $208,435, a decrease of 65%. During the year, as promotion for the FX3000 software, management began to offer the latest version of the PromotionStat platform free of charge to new subscribers to the FX3000 software. This new policy was principally responsible for the decrease in revenues during the current period. Management intends to continue this promotion in fiscal year 2005.

Gross profits on PromotionStat sales were $41,101, compared to $88,328 for the same period last year. The gross profit percentage remained consistent at approximately 57% and management expects the gross profit percentage on revenues from the PromotionStat software to remain consistent in the coming fiscal year.

General and administrative expense in the first quarter of fiscal 2005 were $471,882 compared to $291,930 for the first quarter of fiscal 2004, an increase of 62%. The main area of increase was software maintenance costs on the PromotionStat and FX300 software. After deducting general and administrative costs, the Company experienced a loss from operations of $430,781 for the current quarter, compared to an operating loss of $203,602 for the same period in fiscal 2004.

Net loss for the first quarter of fiscal 2005 was $429,695, or $0.06 per share compared to a loss of $203,602, or $0.03 per share for the first quarter of fiscal 2004.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2004 cash on hand was $538,315 as compared with $361,856 at January 31, 2004. During the quarter the Company received $450,000 in subscriptions to its private placement of preferred B stock and $164,400 as a return from its investment in FX Direct Dealer.

The Company used these cash proceeds to pay for its business operations and to purchase and upgrade its computer hardware. Business operations used cash of $392,613. The Company spent $34,965 to upgrade its computer hardware.

The Company does not expect any material capital expenditures in fiscal year
2005.

At April 30, 2004, the Company had working capital of $458,638 compared to working capital of $308,499 at January 31, 2004. Working capital increased mainly as a result of the preferred stock subscriptions and cash received from the Company's investment in FX Direct Dealer against cash used by operations.

Total assets at April 30, 2004 were $937,596 as compared to $907,715 at January 31, 2004.

The Company's total stockholders' equity increased slightly to $795,875 at April 30, 2004. Stockholders' equity increased because of the preferred stock subscriptions for cash proceeds of $450,000 netted against a net loss of $429,695.

III. INFLATION

Management anticipates that inflation will not have a material effect on the Company's operations in the future. This is principally due to the fact that its revenues and profits are expected to be derived from the licensing of its software system to operators, such as broker/dealers for the use of their clients. Essentially, the Company's software product is intended to facilitate an investment nvironment which is typically not affected by inflationary trends.

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

Date: June 28, 2004

By: /s/ Abel Raskas
   --------------------------
   Abel Raskas
   President


Date: June 28, 2004

By: /s/ Alex Stelmak
   --------------------------
   Alex Stelmak
   CEO and Chief Financial Officer