Form 10QSB
period 2004-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2004-09-27
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Quarter Ended July 31, 2004

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

Class Outstanding at July 31, 2004
Common stock, $0.0001 par value 16,619,603

                               TABLE OF CONTENTS


Item                                                                       Page

INDEX                                                                          2

Part 1. Financial information                                                  3

     Item 1. Condensed Consolidated Financial Statements:

          Balance sheet as of April 30, 2003 and January 31, 2003              4

          Statement of income (loss) for three months ended
          April 30, 2003 and 2002                                              5

          Statement of cash flows for three months ended
          April 30, 2003 and 2002                                              6

          Statement of changes in shareholders equity for the
          three months ended April 30, 2003                                    7

          Notes to condensed consolidated financial statements                 8

Item 2. Management's discussion and analysis of financial condition           13

Part II. Other information                                                    18

Signatures                                                                    19

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of July 31, 2004 and January 31, 2004

                                                                       Unaudited
                                                                       31-Jul-04              31-Jan-04
                                                                      ------------           ------------
ASSETS

Current assets:
   Cash & interest bearing deposits                                   $    624,385           $    361,856
   Accounts receivable                                                       6,381                  6,381
                                                                      ------------           ------------
      Total current assets                                                 630,766                368,237

Other assets:
   Property & equipment- net                                               202,080                118,811
   Investment in joint venture                                             305,569                365,369
   Security deposit                                                         45,000                 45,000
   Trademarks & patents- net                                                 9,996                 10,298
                                                                      ------------           ------------

      Total assets                                                    $  1,193,411           $    907,715
                                                                      ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                $     79,677           $     59,738
                                                                      ------------           ------------
      Total current liabilities                                             79,677                 59,738

Shareholder loan payable                                                    30,072                 72,407

Shareholders' equity:
   Series A preferred stock, one share convertible to one
    share of common; 13% cumulative non-participating, authorized
    1,000,000 shares at stated value of $3 per share, issued and
    outstanding 876,576 shares                                           2,575,266              2,575,266
   Series B preferred stock, one share convertible to one
    share of common; 5% cumulative non-participating, authorized
    7,000,000 shares at stated value of $3 per share, issued and
    outstanding 588,131 shares                                           1,750,616              1,750,616
   Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 16,619,603 at July 31, 2004 and
    16,619,603 shares at January 31, 2004                                    1,662                  1,662
   Additional paid in capital                                           30,786,238             30,092,672
   Accumulated deficit                                                 (34,030,120)           (33,644,646)
                                                                      ------------           ------------
      Total shareholders' equity                                         1,083,662                775,570
                                                                      ------------           ------------

      Total Liabilities & Shareholders' Equity                        $  1,193,411           $    907,715
                                                                      ============           ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                  For the Six and Three Months Ended July 31st

                                                 Six Months      Six Months     Three Months   Three Months
                                                 31-Jul-04       31-Jul-03       31-Jul-04      31-Jul-03
                                                -----------     -----------     -----------    -----------
Revenues:
   Net revenues FX3000                          $   351,873     $   306,132     $   278,305    $         0
   Net revenues PromotionStat                        83,080         (48,051)        115,547        169,753
                                                -----------     -----------     -----------    -----------

      Total net revenues                            434,953         258,081         393,852        169,753

General and administrative expenses:
   Salaries and benefits                        $    73,947     $     2,800     $    38,442    $     2,800
   Promotion & advertising                          158,211         174,873         106,284         25,770
   Consulting                                        42,405          40,711          23,486        155,403
   Software maintenance                             263,161          61,300          81,548        164,758
   General administration                           273,664         406,376         100,359         48,840
   Depreciation                                      11,424          10,366             811          6,925
                                                -----------     -----------     -----------    -----------

      Total general & administrative expenses       822,812         696,426         350,930        404,496
                                                -----------     -----------     -----------    -----------

Net loss from operations                           (387,859)       (438,345)         42,922       (234,743)

Other revenues and expenses:
   Interest income                                    2,385             829           1,299            829
                                                -----------     -----------     -----------    -----------

Net loss before provision for income taxes         (385,474)       (437,516)         44,221       (233,914)

Provision for income taxes                                0               0               0              0
                                                -----------     -----------     -----------    -----------

Net loss                                        $  (385,474)    $  (437,516)    $    44,221    $  (233,914)
                                                ===========     ===========     ===========    ===========
Loss per common share:
   Basic & fully diluted                        $     (0.07)    $     (0.05)    $      0.00    $      0.00

Weighted average of common shares:
   Basic & fully diluted                         16,987,039      16,520,917      16,987,039     16,520,917

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                       For the Six Months Ended July 31st

                                                           Six Months        Six Months
                                                           31-Jul-04         31-Jul-03
                                                           ---------         ---------
Operating Activities:
  Net loss                                                 $(385,474)        $(437,516)
  Adjustments to reconcile net income items
   not requiring the use of cash:
    Amortization                                                 302               453
    Depreciation                                              11,424            16,907

Changes in other operating assets and liabilities :
  Accounts receivable                                              0            (4,075)
  Accounts payable & accrued expenses                         19,939           (31,634)
                                                           ---------         ---------
Net cash used by operations                                 (353,809)         (455,865)

Investing Activities:
  Investment in joint venture                                 59,800                 0
  Purchase of property & equipment                           (94,693)          (19,415)
                                                           ---------         ---------
Net cash used by investing activities                        (34,893)          (19,415)

Financing Activities:
  Subscriptions received                                     737,885           811,131
  Placement fees                                             (44,319)          (12,486)
  Shareholder loan                                           (42,335)          (57,565)
                                                           ---------         ---------
Net cash provided by financing activities                    651,231           741,080
                                                           ---------         ---------

Net increase (decrease) in cash during the period            262,529           265,800

Cash balance at beginning of the fiscal year                 361,856           217,249
                                                           ---------         ---------

Cash balance at end of the fiscal year                     $ 624,385         $ 483,049
                                                           =========         =========

Supplemental disclosures of cash flow information:
  Interest paid during the period                          $       0         $       0
  Income taxes paid during the period                      $       0         $       0

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                       For the Six Months Ended July 31st

                                Common      Common     Preferred   Preferred      Paid in     Accumulated
                                Shares     Par Value    Shares       Value        Capital       Deficit           Total
                                ------     ---------    ------       -----        -------       -------           -----
Balance at January 31, 2003   16,520,853    $1,652     1,294,974   $3,522,368   $29,662,172   $(32,820,205)   $   365,987

Subscriptions received                                                              798,645                       798,645

Net loss for the period                                                                           (437,516)      (437,516)
                              ----------    ------    ----------   ----------   -----------   ------------    -----------

Balance at July 31, 2003      16,520,853    $1,652    $1,294,974   $3,522,368   $30,460,817   $(33,257,721)   $   727,116
                              ==========    ======    ==========   ==========   ===========   ============    ===========

Balance at January 31, 2004   16,619,603    $1,662     1,468,819   $4,325,882   $30,092,672   $(33,644,646)   $   775,570

Subscriptions received                                                              693,566                       693,566

Net loss for the period                                                                           (385,474)      (385,474)
                              ----------    ------    ----------   ----------   -----------   ------------    -----------

Balance at July 31, 2004      16,619,603    $1,662    $1,468,819   $4,325,882   $30,786,238   $(34,030,120)   $ 1,083,662
                              ==========    ======    ==========   ==========   ===========   ============    ===========

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
                     For the Six Months Ended July 31, 2004


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

REVENUE RECOGNITION- Revenues from the leasing of the PromotionStat program are accounted for as an operating lease and are recorded at the end of the lease term, which is normally on a "month to month" basis. Receipts from the leasing of the FX3000 program from the joint venture are first applied to the investment in the joint venture and then to net revenues FX3000.

CASH AND INTEREST BEARING DEPOSITS- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

SOFTWARE DEVELOPMENT COSTS- The Company applies Statement of Financial Accounting Standard No. 86 (SFAS No. 86), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, (SFAS No. 86), to account for the costs in developing the PromotionStat software. SFAS No. 86 provides that the costs of producing software programs subsequent to establishing technological feasibility shall be capitalized. The capitalization of such costs ceases when the product becomes available to customers. Amortization of the capitalized costs begins when the software product becomes available to customers and is calculated using the straight-line method over a period of three years.

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

The net income available to common shareholders reported in the financial statements has been adjusted by the cumulative dividends due to preferred shareholders at July 31, 2004 and July 31, 2003 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                           6 Months               6 Months
                                           31-Jul-04             31-Jul-03
                                           ----------            ----------

     Shares outstanding                    16,987,039            16,520,917
                                           ==========            ==========

     Weighted average                      16,987,039            16,520,917
                                           ==========            ==========

                                           3 Months               3 Months
                                           31-Jul-04             31-Jul-03
                                           ----------            ----------
     Shares outstanding                    16,987,039            16,520,917
                                           ==========            ==========

     Weighted average                      16,987,039            16,520,917
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

At July 31, 2004 and July 31, 2003, the preferred dividends were in arrears for $767,829 and $399,876, respectively.

4. PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment at July 31, 2004 and January 31, 2004

                                            7/31/2004            1/31/2004
                                            ---------            ---------

     Promotion Stat Software                $  89,172            $  89,172
     Lease Improvements                        40,024               45,613
     Furniture & Fixtures                      67,215               26,766
     Equipment                                225,183              189,190
     Accumulated depreciation                (219,514)            (231,930)
                                            ---------            ---------

     Net property & equipment               $ 202,080            $ 118,811
                                            =========            =========

5. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding and the weighted average exercise price and years remaining on the warrants.


                                                                        Wgtd Avg
                                                        Wgtd Avg        Years to
                                                      Exercise Price    Maturity
                                                      --------------    --------
     Outstanding at January 31, 2004      1,772,659

      Issued                                      0
      Expired                                     0
      Exercised                                   0
                                         ----------

     Outstanding at July 31, 2004         1,772,659        $5             1.09
                                         ==========

The Company has no formal stock option plan for employees.

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                     31-Jul-04       31-Jul-03
                                                    -----------     -----------

     Net loss before provision for income taxes     $  (387,859)    $  (438,345)
                                                    ===========     ===========

     Current tax expense:
       Federal                                      $         0     $         0
       State                                                  0               0
                                                    -----------     -----------
       Total                                        $         0     $         0

     Less deferred tax benefit:
       Timing differences                            (2,252,941)     (1,963,631)
       Allowance for recoverability                   2,252,941       1,963,631
                                                    -----------     -----------
       Provision for income taxes                   $         0     $         0
                                                    ===========     ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                             34%             34%
     Statutory state and local income tax                    10%             10%
     Less allowance for tax recoverability                  -44%            -44%
                                                    -----------     -----------
     Effective rate                                           0%              0%
                                                    ===========     ===========

Deferred income taxes are comprised of the following:

     Timing differences                             $ 2,252,941     $ 1,963,631
     Allowance for recoverability                    (2,252,941)     (1,963,631)
                                                    -----------     -----------
     Deferred tax benefit                           $         0     $         0
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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the six and three months ended July 31, 2004 and July 31, 2003.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS (SIX MONTHS)

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME

Total net revenues for the first six months of fiscal 2005 were $434,953 compared to $258,081 for the same period in 2004, a 69% increase. Net revenues from the Company's investment in the joint venture to market the FX3000 platform are consistent at about $60,000 per month and are expected to remain so through fiscal 2005 and beyond. Most of the increase in net revenues was from the use of the Company's on-line advertising software platform, PromotionStat. Net revenues for 2005 were $83,080. In 2004, net revenues were negative $48,051 due to the depreciation of the software development costs of the PromotionStat platform allocated to "net revenues PromotionStat." The fixed cost allocation against a small volume of sales caused the deficit. In 2005, the PromotionStat platform revenues are in excess of this depreciation allocation.

General and administrative expense for the first half of fiscal 2005 was $822,812 compared to $696,426 for 2004, an increase of 18%. One component of this increase was salary costs that increased approximately $71,000 in the current period ($73,947 for the first half of fiscal 2005 compared to only $2,800 in fiscal 2004). The Company's chief executive officer did not take a salary in fiscal 2004 and began taking a salary in fiscal 2005. Additionally, software maintenance increased in the first half of fiscal 2005 by approximately $202,000 over the same period last year. Some software maintenance for the Company's software platforms was capitalized prior to sales revenues being achieved in 2004. however, now that the platforms are in place and generating sales revenues, the costs to maintain the platforms is expenses as per SFAS 86. General and administrative expenses decreased approximately $133,000 during the firs half of fiscal 2005. A detail comparison of the components of general administrative costs is as follows:

                                                 31-Jul-04         31-Jul-03
                                                 ---------         ---------

     Travel, lodging, & meals                    $101,449          $172,747
     Rent & utilities                              40,154            54,291
     Supplies                                      74,947           116,725
     Automobile costs                              16,780            18,410
     Telephone                                     14,997            17,421
     Professional fees                             13,104            11,075
     Miscellaneous taxes                            6,714            11,475
     Postage                                        5,519             4,232
                                                 --------          --------

     Total                                       $273,664          $406,376
                                                 ========          ========

After deducting general and administrative costs, the Company experienced a loss from operations of $387,859 for the first half of fiscal 2005, compared to an operating loss of $438,345 for the same period in fiscal 2004.

Interest income during the current period in fiscal 2005 has increased over 2004 since the Company's average cash balance has increased significantly during this period. The Company invests excess cash balance in money market accounts.

As a consequence of the above, the Company experienced a net loss for the first half of fiscal 2005 of $385,474, or $0.07 per share compared to a net loss of $437,516, or $0.05 per share for same period in fiscal 2004. Despite the decrease in net loss during the current period the increase in the per share loss resulted from an increase of slightly more than 460,000 shares being issued and outstanding in the current period as compared to last year.

Gross profits on PromotionStat sales were $41,101, compared to $88,328 for the same period last year. The gross profit percentage remained consistent at approximately 57% and management expects the gross profit percentage on revenues from the PromotionStat software to remain consistent in the coming fiscal year.

However, management believes that the improvement in the Company's overall operations is best seen by a review of the operating results for the three month period ended July 31, 2004 discussed below.

COMPARISON OF OPERATING RESULTS (THREE MONTHS)

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME

Revenues for the three months ended July 31, 2004 were $393,852 compared to $169,753 for the same period in 2004, a 132% increase. Net revenues from the Company's investment in the joint venture to market the FX3000 program for the second quarter of fiscal 2005 were $278,305 compared to $-0- for the same period last year since the program was still in development. The commencement of revenues from the FX3000 joint venture accounted for most of the Company's total net revenues during this quarter since revenues from the Company's on-line advertising software program, PromotionStat remained consistent with the prior year.

General and administrative expense for the second quarter of fiscal 2005 was $350,930 compared to $404,496 for the same period in fiscal 2004, a decrease of 13%. Salary costs for 2005 increased approximately $36,000 in the second quarter of fiscal 2005 reflecting, as mentioned above, the commencement of salary to the Company's chief executive officer who did not take a salary in 2004.

After deducting general and administrative costs, the Company, for the first time, experienced a gain from operations of $42,922 for the three months ended July 31, 2005, compared to an operating loss of $234,743 for the same period in fiscal 2004. After interest income during this period the Company realized a total net gain for the second quarter of fiscal 2005 of $44,221. Although it is difficult to predict the future revenues that the Company will derive from the FX3000 joint venture since the joint venture's operations are controlled by the

Company's joint venture partner, management is confident that the second quarter of fiscal 2005 marked a turning point for this project and expects that revenues will continue to increase over the next year and beyond.

Interest income has increased over 2004 since the Company's average cash balance has increased significantly in 2005. The Company invests excess cash balance in money market accounts.

As mentioned above, Net income for the three months ended July 31, 2005 was $44,221, or $0.00 per share compared to a loss of $233,914, or $0.00 per share for the same period in fiscal 2004.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004 cash on hand was $624,385 as compared with $361,856 at January 31, 2004. During the first half of fiscal 2005, the Company received $693,566 in subscriptions to its preferred B stock. Operations used $353,809 of the cash proceeds during this period as compared to $455,865 for the same period in fiscal 2004. In addition, the Company used $94,693 for computer and office equipment during the six months ended July 31, 2004 and paid a shareholder loan down $42,335.

The Company does not expect any material capital expenditures for the balance of fiscal 2005.

At July 31, 2004, the Company had working capital of $551,089 compared to a working capital of $308,499 at January 31, 2004. Working capital increased mainly as a result of the preferred stock subscriptions during this period.

Total assets at July 31, 2004 were $1,193,411 as compared to $907,715 at January 31, 2004.

The Company's total stockholders' equity increased to $1,083,662 at July 31, 2004. Stockholders' equity increased because of the preferred stock subscriptions for cash proceeds of $693,566 netted against a net loss of $385,474.

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

                            PART II OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

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

Date: September 24, 2004


By: /s/ Abel Raskas
   ------------------------------
   Abel Raskas
   President


Date: September 24, 2004


By: /s/ Alex Stelmak
   ------------------------------
   Alex Stelmak
   CEO and Chief Financial Officer