Form 10QSB
period 2004-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2004-12-16
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Quarter Ended October 31, 2004

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 31, 2004
          -----                                  -------------------------------
Common stock, $0.0001 par value                             16,619,603

                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----

INDEX                                                                         2

Part 1. Financial Information                                                 3

     Item 1. Condensed Consolidated Financial Statements:

          Balance sheet as of October 31, 2004 and January 31, 2004           4

          Statement of income (loss) for nine and three months ended
          October 31, 2004 and 2003                                           5

          Statement of cash flows for nine months ended October 31, 2004
          and 2003                                                            6

          Statement of changes in shareholders equity for the nine months
          ended October 31, 2004                                              7

          Notes to condensed consolidated financial statements                8

     Item 2. Management's discussion and analysis of financial condition     12


Part II. Other Information                                                   15

     Item 6. Exhibits and reports on Form 8-K                                15

Signatures                                                                   16

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of October 31, 2004 and January 31, 2004

                                                                                Unaudited           Audited
                                                                                31-Oct-04          31-Jan-04
                                                                               ------------       ------------
ASSETS

Current assets:
   Cash & interest bearing deposits                                            $    621,139       $    361,856
   Accounts receivable                                                               27,716              6,381
                                                                               ------------       ------------
      Total current assets                                                          648,855            368,237

Other assets:
   Property & equipment- net                                                        188,633            118,811
   Investment in joint venture                                                      365,369            365,369
   Security deposit                                                                  45,000             45,000
   Trademarks & patents- net                                                          9,843             10,298
                                                                               ------------       ------------

      Total assets                                                             $  1,257,700       $    907,715
                                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                         $     79,677       $     59,738
                                                                               ------------       ------------
      Total current liabilities                                                      79,677             59,738

Shareholder loan payable                                                             23,879             72,407

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   Stated value of $3 per share, issued and outstanding 876,576 shares            2,575,266          2,575,266
  Series B preferred stock, one share convertible to one share of common;
   5% cumulative non-participating, authorized 7,000,000 shares at
   Stated value of $3 per share, issued and outstanding 588,131 shares            1,750,616          1,750,616
  Common stock- $.0001 par value, authorized 100,000,000 shares,
   Issued and outstanding, 16,619,603 at October 31, 2004 and
   16,619,603 shares at January 31, 2004                                              1,662              1,662
  Additional paid in capital                                                     31,197,028         30,092,672
  Accumulated deficit                                                           (34,370,428)       (33,644,646)
                                                                               ------------       ------------
      Total shareholders' equity                                                  1,154,144            775,570
                                                                               ------------       ------------

      Total Liabilities & Shareholders' Equity                                 $  1,257,700       $    907,715
                                                                               ============       ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                For the Nine and Three Months Ended October 31st

                                              Nine Months      Nine Months       Three Months      Three Months
                                               31-Oct-04        31-Oct-03         31-Oct-04         31-Oct-03
                                              ------------     ------------      ------------      ------------
Revenues:
  Net revenues FX3000                         $    611,957     $    241,818      $    260,084      $     35,686
  Net revenues PromotionStat                        92,362           71,353             9,282            19,404
                                              ------------     ------------      ------------      ------------

  Total net revenues                               704,319          313,171           269,366            55,090

General and administrative expenses:
  Salaries and benefits                       $    107,945     $     36,455      $     33,998      $     33,655
  Promotion & advertising                          352,245          257,261           194,034            82,388
  Consulting                                       172,936          204,768           130,531           164,057
  Software maintenance                             438,438          256,100           175,277           194,800
  General administration                           344,212          435,004            70,548            28,628
  Depreciation                                      18,140           19,409             6,716             9,043
                                              ------------     ------------      ------------      ------------

  Total general & administrative expenses        1,433,916        1,208,997           611,104           512,571
                                              ------------     ------------      ------------      ------------

Net loss from operations                          (729,597)        (895,826)         (341,738)         (457,481)

Other revenues and expenses:
  Interest income                                    3,815            2,126             1,440             1,297
                                              ------------     ------------      ------------      ------------

Net loss before provision for income taxes        (725,782)        (893,700)         (340,298)         (456,184)

Provision for income taxes                               0                0                 0                 0
                                              ------------     ------------      ------------      ------------

Net loss                                      $   (725,782)    $   (893,700)     $   (340,298)     $   (456,184)
                                              ============     ============      ============      ============

Loss per common share:
  Basic & fully diluted                       $      (0.04)    $      (0.05)     $       0.00      $       0.00

Weighted average of common shares:
  Basic & fully diluted                         16,987,039       16,520,917        16,987,039        16,520,917

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                     For the Nine Months Ended October 31st

                                                             Nine Months           Nine Months
                                                              31-Oct-04             31-Oct-03
                                                             -----------           -----------
Operating Activities:
  Net loss                                                   $  (725,782)          $  (893,700)
  Adjustments to reconcile net income items
   not requiring the use of cash:
     Amortization                                                    455                   453
     Depreciation                                                 18,140                25,950

Changes in other operating assets and liabilities :
  Accounts receivable                                            (21,335)               (4,620)
  Accounts payable & accrued expenses                             19,939               (31,202)
                                                             -----------           -----------
Net cash used by operations                                     (708,583)             (903,119)

Investing Activities:
  Investment in joint venture                                          0               129,244
  Purchase of property & equipment                               (87,962)               (4,020)
                                                             -----------           -----------
Net cash used by investing activities                            (87,962)              125,224

Financing Activities:
  Subscriptions received                                       1,154,625             1,130,777
  Brokerage fees                                                 (50,269)              (32,043)
  Shareholder loan                                               (48,528)              (75,565)
                                                             -----------           -----------
Net cash provided by financing activities                      1,055,828             1,023,169
                                                             -----------           -----------

Net increase (decrease) in cash during the period                259,283               245,274

Cash balance at beginning of the fiscal year                     361,856               217,249
                                                             -----------           -----------

Cash balance at end of the fiscal year                       $   621,139           $   462,523
                                                             ===========           ===========
Supplemental disclosures of cash flow information:
  Interest paid during the period                            $         0           $         0
  Income taxes paid during the period                        $         0           $         0


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                     For the Nine Months Ended October 31st

                                 Common      Common     Preferred    Preferred       Paid in       Accumulated
                                 Shares     Par Value     Shares       Value         Capital         Deficit         Total
                                 ------     ---------     ------       -----         -------         -------         -----
Balance at January 31, 2003    16,520,853    $ 1,652     1,294,974    $3,522,368    $29,662,172    $(32,820,205)   $  365,987

Subscriptions received                                                                1,098,734                     1,098,734

Net loss for the period                                                                                (437,516)     (437,516)
                              -----------    -------    ----------    ----------    -----------    ------------    ----------

Balance at October 31, 2003    16,520,853    $ 1,652    $1,294,974    $3,522,368    $30,760,906    $(33,257,721)   $1,027,205
                              ===========    =======    ==========    ==========    ===========    ============    ==========

Balance at January 31, 2004    16,619,603    $ 1,662     1,468,819    $4,325,882    $30,092,672    $(33,644,646)   $  775,570

Subscriptions received                                                                1,104,356                     1,104,356

Net loss for the period                                                                                (725,782)     (725,782)
                              -----------    -------    ----------    ----------    -----------    ------------    ----------

Balance at October 31, 2004    16,619,603    $ 1,662    $1,468,819    $4,325,882    $31,197,028    $(34,370,428)   $1,154,144
                              ===========    =======    ==========    ==========    ===========    ============    ==========


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
         For the Nine Months Ended October 31, 2004 and October 31, 2003


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

The net income available to common shareholders reported in the financial statements has been adjusted by the cumulative dividends due to preferred shareholders at October 31, 2004 and October 31, 2003 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:


                                            9 Months              9 Months
                                           31-Oct-04             31-Oct-03
                                           ---------             ---------
     Shares outstanding                    16,987,039            16,520,917
                                           ==========            ==========

     Weighted average                      16,987,039            16,520,917
                                           ==========            ==========

                                            3 Months              3 Months
                                           31-Oct-04             31-Oct-03
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

At October 31, 2004 and October 31, 2003, the preferred dividends were in arrears for $876,625 and $519,174, respectively.

4. PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment at October 31, 2004 and January 31, 2004

                                            10/31/2004            1/31/2004
                                            ----------            ---------
     Promotion Stat Software                $  89,172            $  89,172
     Lease Improvements                        40,023               45,613
     Furniture & Fixtures                      67,215               26,766
     Equipment                                225,183              189,190
     Accumulated depreciation                (232,960)            (231,930)
                                            ---------            ---------

     Net property & equipment               $ 188,633            $ 118,811
                                            =========            =========

5. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding and the weighted average exercise price and years remaining on the warrants.

                                                                        Wgtd Avg
                                                        Wgtd Avg        Years to
                                                      Exercise Price    Maturity
                                                      --------------    --------
     Outstanding at January 31, 2004      1,772,659

      Issued                                      0
      Expired                                     0
      Exercised                                   0
                                         ----------

     Outstanding at October 31, 2004      1,772,659        $5             1.09
                                         ==========

The Company has no formal stock option plan for employees.

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                    31-Oct-04        31-Oct-03
                                                    ---------        ---------
     Net loss before provision for income taxes    $  (729,597)     $  (895,826)
                                                   ===========      ===========
     Current tax expense:
       Federal                                     $         0      $         0
       State                                                 0                0
                                                   -----------      -----------
       Total                                       $         0      $         0

     Less deferred tax benefit:
       Timing differences                           (2,404,536)      (2,146,713)
       Allowance for recoverability                  2,404,536        2,146,713
                                                   -----------      -----------
       Provision for income taxes                  $         0      $         0
                                                   ===========      ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                            34%              34%
     Statutory state and local income tax                   10%              10%
     Less allowance for tax recoverability                 -44%             -44%
                                                   -----------      -----------
     Effective rate                                          0%               0%
                                                   ===========      ===========

Deferred income taxes are comprised of the following:

     Timing differences                            $ 2,404,536      $ 2,146,713
     Allowance for recoverability                   (2,404,536)      (2,146,713)
                                                   -----------      -----------
     Deferred tax benefit                          $         0      $         0
                                                   ===========      ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2024 and may not be recoverable upon the purchase of the Company under current IRS statutes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the nine and three months ended October 30, 2004 and October 30, 2003.

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat E-commerce advertising screening platform software.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS (NINE MONTHS)

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME

Total net revenues for the first nine months of fiscal 2005 were $704,319, compared to $313,171 for the same period in fiscal 2004, an increase of $391,148, or almost 125%, over fiscal 2004. Of this, $611,957 represented revenues from the Company's joint venture to market the FX 3000 Program, as compared to $241,818 for the same period in fiscal 2004, a 60% increase. Management believes that revenues from this joint venture will increase through fiscal 2005 and beyond as the marketing program for this product continues to develop throughout 2005.

Net revenues from the use of the Company's on-line advertising software program, PromotionStat, for the nine months ended October 30, 2004 were $92,362 compared to$71,353 for the same period in fiscal 2004, an increase of just over $21,000 or slightly more than 29%.

General and administrative expense for the first nine months of fiscal 2005 was $1,433,916 compared to $1,208,997 for 2004, an increase of 19%. Salary costs during fiscal 2005 increased approximately $71,000 over the same period last year. This increase is due primarily to the fact that the Company's chief executive officer did not take a salary during 2004 and began taking a salary during 2005. Software maintenance increased in 2005 by approximately $182,000. Some software maintenance for the Company's software programs was capitalized prior to sales revenues being achieved in 2004. Now that the programs are in place and generating sales revenues, the costs to maintain the programs is expenses as per SFAS 86. General and administrative expenses decreased approximately $90,000 in 2005. A detail of general administrative costs is as follows:

                                                31-Oct-04         31-Oct-03
                                                ---------         ---------
     Travel, lodging, & meals                    $164,744          $185,823
     Rent & utilities                              52,133            74,006
     Supplies                                      43,779            84,873
     Automobile costs                              25,780            27,819
     Telephone                                     27,156            25,001
     Professional fees                             16,395            22,775
     Miscellaneous taxes                            7,089            10,383
     Postage                                        7,136             4,324
                                                 --------          --------

     Total                                       $344,212          $435,004
                                                 ========          ========

After deducting general and administrative costs, the Company experienced a loss from operations of $729,597 for the nine months ended October 30, 2004, compared to an operating loss of $895,826 for the same period in fiscal 2004.

Interest income has increased over last year since the Company's average cash balance has increased significantly during 2005. The Company invests excess cash balance in money market accounts.

The net loss for the nine months ended October 30, 2004 was $725,782, or approximately $0.04 per share compared to a loss of $893,700, or approximately $0.05 per share for the first nine months of fiscal 2004.

COMPARISON OF OPERATING RESULTS (THREE MONTHS)

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME

Total net revenues for the three months ended October 30, 2004 were $269,366, compared to $55,090 for the same period in fiscal 2004, an increase of $214,276, or almost 389%, over fiscal 2004. Of this, $260,084 represented revenues from the Company's joint venture to market the FX 3000 Program, as compared to $35,686 for the same period in fiscal 2004, an increase of almost 629%. However, it should be remembered that revenues from the joint venture in the FX3000 program began to be realized in the middle of the third quarter of fiscal year 2004. Management believes that revenues from this joint venture will continue to increase through fiscal 2005 and beyond as the marketing program for this product continues to develop throughout 2005.

Net revenues from the use of the Company's on-line advertising software program, PromotionStat, for the three months ended October 30, 2004 were $9,282 compared to$19,404 for the same period in fiscal 2004, a decrease of just over $10,000 or slightly more than 51%. This decline is believed to be due to normal variations in usage by the Company's existing clients for this product and due to the fact that the Company has not devoted any substantial effort or funds to marketing PromotionStat in general.

General and administrative expense for the third quarter of fiscal 2005 was $611,104 compared to $512,571 for 2004, an increase of 19%. The most significant factor in this increase was promotional and advertising costs which rose rose slightly more than $112,000 during this period as compared to last year. As was the case in fiscal 2004, promotion costs have continued to increase over last year as a result of management's ongoing efforts since last year to promote our software programs to various banks and other financial institutions worldwide.

After deducting general and administrative costs, the Company experienced a loss from operations of $341,738 for the third quarter of fiscal 2005, compared to an operating loss of $457,481 for the same period in fiscal 2004, an improvement of slightly more than 25%.

Interest income has increased over 2004 since the Company's average cash balance has increased significantly in 2005. The Company invests excess cash balance in money market accounts.

The net loss for the third quarter of fiscal 2005 was $340,298, or $0.00 per share compared to a net loss of $456,184, or $0.00 per share for the third quarter of fiscal 2004.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2004 cash on hand was $621,139 as compared with $361,856 at January 31, 2004. During the period the Company received $1,104,356 in net subscriptions to its preferred B stock. Operations used $708,583 of the cash proceeds as compared to $903,119 during the same period in fiscal 2004. In addition, the Company used $87,962 to purchase computer and office equipment during the nine months ended October 31, 2004 and paid a shareholder loan down $48,528.

The Company does not expect any material capital expenditures for the balance of fiscal 2005.

At October 31, 2004, the Company had working capital of $569,178 compared to a working capital of $308,499 at January 31, 2004. Working capital increased mainly as a result of the preferred stock subscriptions.

Total assets at October 31, 2004 were $1,257,700 as compared to $907,715 at January 31, 2004.

The Company's total stockholders' equity increased to $1,154,144 at October 31, 2004. Stockholders' equity increased because of the preferred stock subscriptions received of $1,104,356 netted against a net loss of $725,782.

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


Date: December 16, 2004           By: /s/ Abel Raskas
                                     ---------------------------------
                                     Abel Raskas
                                     Chairman of the Board of Directors


Date: December 16, 2004           By: /s/ Alex Stelmka
                                     ---------------------------------
                                     Alex Stelmak
                                     President and Chief Financial Officer