Form 10KSB
period 2005-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2005-05-16
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2005


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

The aggregate market value of voting stock held by Registrant's non-affiliates on May 13, 2005 was $0.

The registrant's gross revenues for its most recent fiscal year were $574,826.

Number of shares outstanding of each of the registrant's classes of common equity as of January 31, 2005 is, 16,790,127. There is no public market for Registrant's securities at the date of this Report.

                                   FORM 10-KSB
                                JANUARY 31, 2005
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS                                                    1

PART I

     ITEM 1.  Description of Business                                         1
     ITEM 2.  Description of Property                                        10
     ITEM 3.  Legal Proceedings                                              10
     ITEM 4.  Submission of Matters to a Vote of Security Holders            10

PART II

     ITEM 5.  Market for Registrant's Common Equity and Related              11
              Stockholder Matters
     ITEM 6.  Management's Discussion and Analysis of Financial              11
              Condition and Results of Operations
     ITEM 7.  Financial Statements                                           13
     ITEM 8.  Changes in and Disagreements with Accountants                  13

PART III

     ITEM 9.  Directors, Executive Officers, Promoters and
              Control Persons                                                14
     ITEM 10. Executive Compensation                                         20
     ITEM 11. Security Ownership of Certain Beneficial Owners
              and Management                                                 20
     ITEM 12. Certain Relationships and Related Transactions                 21
     ITEM 13. Exhibits and Reports on Form 8-K                               21

PART F/S

Signatures                                                                   22

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

ITEM 1. DESCRIPTION OF BUSINESS

(A) CORPORATE HISTORY

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 software program. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. The remaining 75% of the joint venture is owned by Tradition, N.A., a major, Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer was $1,670,485. However, as of January 31, 2005, the Company presently carries the value of its investment in the joint venture at $-0- (compared to $365,369 at January 31, 2004).

At that point, the Company ceased all its efforts to directly market the FX3000 software and redirected its efforts to the acquisition, development and commercialization of other types of technology intended for the e-commerce marketplace.

During October 2001, the Company acquired 100% of the issued and outstanding common stock of Luxury Lounge Inc. ("Luxury") in exchange for 7,918,565 shares of its common stock. Luxury, at the time of acquisition, operated an on-line interactive web site specializing in selling jewelry and other luxury appliances at a discount to the retail and wholesale consumer. In addition, Luxury was also in the process of developing several ancillary technologies designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. The Company believes that these technologies, (known as PromotionStat and Promote4Free) when properly developed, will have the potential for generating significant revenues and profits for the Company. The PromotionStat program will allow on-line retailers and advertisers to verify customers and categorize the patrons of on-line retail stores. As a result of changing economic conditions, the Company elected to terminate Luxury's on-line marketing operations and devoted all of its efforts and resources to complete the development and initiate the commercialization of the PromotionStat and Promote4Free technologies.

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat e-commerce advertising screening platform software. To date, only limited revenues ($494,075 in fiscal 2005, compared to $630,581 in fiscal 2004) have been generated from the Company's continuous software development and maintenance of FX Direct Dealer platform and very limited revenues ($80,751 in fiscal 2005) have resulted from the PromotionStat e-commerce software platform. Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

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

I. THE FX3000 SYSTEM

The Company's first venture after its formation was development of the Internet-based FX3000 software system, a Java-based online foreign exchange dealing system. This system created an on-line foreign currency exchange ("Forex") trading service that offers a complete and technologically superior software platform that allows the retail-level foreign exchange clients access to 24-hour, commission-free foreign exchange dealing, using inter-bank liquidity and efficiencies. As mentioned above, in 2000 the Company reached an agreement with Tradition N.A., a major international financial institution, to implement FX3000 on a commercial scale through a joint venture with the Company. Under the joint venture, the Company assigned all of the FX3000 technology to the new joint venture company with Tradition, which assumed all administrative, funding and marketing responsibilities of commercializing the FX3000 system. The Company retained a 25% interest in the joint venture and remained obligated to complete the final development of the software to the specifications set by the parties to the joint venture. Management believes that as the joint venture continues to develop its commercial operations this will be the leading source of revenues for the Company over the foreseeable future. As such, in order to provide a better understanding of the potential of this new technology, following is a brief discussion of the Forex markets and how the FX3000 system operates.

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

The Company's FX3000 technology was designed to serve as a gateway to those inside Inter-bank markets. This technology ensures that all trades are executed as soon as they are received at openly posted executable prices that closely match those of the foreign exchange Inter-bank market by aggregating the trades as they are received and, in turn, executing them in the Inter-bank markets. This allows individual traders and investors to receive the benefits of the massive liquidity and tight quote spreads available in the Inter-bank markets, and allows those markets in turn to service this retail sector without having to manage individual retail accounts.

The Company initially developed its on-line trading environment to include real-time dealing quotes, charting, technical analysis tools and news all in one comprehensive product. FX3000 fully integrates the client, dealer, back office and System Administrator functions. Product features include high-speed execution of client orders and the ability to monitor in real time margin availability, net exposure and profit and loss on all open positions. Following establishment of the joint venture, the Company continued upgrading the FX3000 system to enable the system to better fulfill its market mission and meet the performance criteria established by its joint venture partner. Commercial operation of the upgraded FX3000 software platform began, on a limited basis, during calendar year 2003 and have continued to develop and evolve through 2004.

II. ADDITIONAL TECHNOLOGIES UNDER DEVELOPMENT

GENERAL

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

The PromotionStat System can also be used by Company A to provide:

     * the real traffic on the pages of the ad promoter and compare those numbers with the numbers promised;
     * the efficiency of Company A's banner based on the CTR so that Company A may make effective modifications to its advertising.
     * by utilizing a special filtering feature in the PromotionStat reporting system, Company A can input the special reference number assigned SomeAdvertiser.com and receive the actual number of unique visitors that came from their web page daily.
     * Company A can receive detailed information about these visitors including date and time of their visit, where they came from, who referred them, their IP number and the geographic region they are from.
     * Company A can receive information regarding which pages were visited, which product, department or category was of most interest and which resulted in actual sales for each day of the week broken down by referral source or tracked on an individual basis.

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

III. COMPETITION

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

IV. RISK FACTORS

1. LIMITED OPERATING HISTORY AND RECORD OF EARNINGS. The Company has only a limited history of operations. The Company has transferred its principal technology to a joint venture formed with Traditional N.A., a major brokerage and financial company, in exchange for a 25% interest in the joint venture. The joint venture has only recently begun to market the FX3000 software system and to provide revenues to the Company. The Company is also developing additional software product aimed at the e-commerce market, although no assurance can be given as to when these additional technologies will result in operating revenues to the Company. For fiscal year 2005, the Company realized a net loss of $1,436,378 (as compared to a net loss of $1,003,531 for fiscal 2004). As a development stage enterprise, the Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships. Further, the Company's auditor has included a "going concern" footnote in the Company's audited financial statements for fiscal 2004. See "FINANCIAL STATEMENTS - FOOTNOTE 12."

2. RELIANCE UPON MANAGEMENT. The Company is largely dependent upon the personal efforts of its current management, the loss of any of which could have a material adverse effect upon the Company's business and prospects. The Company does not have key-man life insurance upon the life of any of its officers or directors. Additionally, as the Company implements its commercial operations, it will require the services of additional skilled personnel. There can be no assurance that the Company can attract persons with the requisite skills and training to meet its future needs or, even if such persons are available, that they can be hired on terms favorable to the Company.

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

10. ADDITIONAL FINANCING. The Company will require significant additional capital to complete development of its recently acquired technology, commercialization of this technology and for general working capital purposes. To date, such financing has been provided either by loans from the Company's principal shareholders or through the sale of the Company's securities, or a combination of both. There can be no assurance that such sources of capital will prove sufficient in the future. There can be no assurance that any additional sources of financing will be available in the future or, if available, that it can be obtained on terms favorable to the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 32 Broadway, 3rd Floor, New York, NY10004, and its telephone number is 212-968-0941. The Company occupies these premises, which consist of approximately 2,000 square feet of office space pursuant to a written sub-lease with an affiliated party that expires in February, 2009. The Company currently pays rent of approximately $3,500 per month pursuant to said sub-lease. See Financial Statements, Footnote 13, for more detailed information concerning the Company's obligations under this lease. The premises and contents are fully insured.

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

No matters have been submitted to a vote of security holders during fiscal 2005.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the fiscal years ended January 31, 2005 and January 31, 2004. Except for per share amounts, the financial amounts discussed are rounded to the nearest thousandth.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

Total revenues for the fiscal year 2005 were $574,826 (compared to $608,849 for fiscal 2004), which consisted of $494,075 in net revenues realized from the FX3000 joint venture (compared to $630,581 for fiscal 2004) and $80,751 from the on-line use of the PromotionStat software (compared to a loss of $21,732 for fiscal 2004), an aggregate decrease of $34,023 or just under 6%. The decrease in net revenues from the Company's joint venture were due primarily to certain promotional efforts by the joint venture which, although resulting in an immediate decline in revenues, are expected to increase utilization of the FX3000 system by larger users and, therefore, resulting in increased revenues over the long term. It is important to note that during fiscal 2005 the Company's efforts with respect to PromotionStat resulted in the commencement of revenues with respect to this technology. During the year, as promotion for the FX3000 software, management continued to offer the latest version of the PromotionStat platform free of charge to new subscribers to the FX3000 software. Management intends to continue this promotion in the foreseeable future.

Management's cut its administrative costs, which began during fiscal 2004, continued during 2005 despite a slight increase in these expenses overall. Total general and administrative expense for fiscal 2005 was $2,016,659 compared to $1,873,210 for last year, an increase of less than 8%. The main area of increased costs was software maintenance expenses that increased to $557,939 (compared with only $227,044 in fiscal 2004), and promotion and advertising which increased to $361,197 (compared to $319,706 in fiscal 2004). However, management's efforts to reduce expenses proved successful with respect to salaries and benefits, which decreased to $135,308 in fiscal 2005, compared to $216,771 in fiscal 2004, consulting fees which decreased to $378,913 in fiscal 2005 compared to $407,324 in fiscal 2004, and general administration fees which decreased to $554,792 during fiscal 2005, compared to $687,693 in fiscal 2004.

After deducting general and administrative costs, the Company experienced a loss from operations of $1,441,833 for the fiscal 2005, compared to a loss of $1,264,361 for last year. This represents an increase in the Company's loss of 14% over that experienced in fiscal 2004. Management attributes this to normal fluctuations in revenues while commercial operations are established by both the joint venture and the Company in its development of the PromotionStat technology.

Net loss for fiscal 2005 was $1,436,378, or $0.13 per share, compared to a loss of $1,003,531, or $.09 per share for last year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders at January 31, 2005 and January 31, 2004. At January 31, 2005 and January 31, 2004, the preferred dividends were in arrears for $689,277 and $552,602, respectively.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2005 cash on hand was $597,547 as compared with $361,856 at January 31, 2004. During the year, the Company issued 406,481 shares of preferred stock and received net proceeds of $1,158,927.

The Company used these cash proceeds to pay for its business operations, to purchase and upgrade its computer hardware, and to pay down a loan from a shareholder. In addition, the Company repaid a shareholder loan in fiscal year 2005 in the amount of $57,019. The Company does not expect any material capital expenditures in fiscal year 2006.

At January 31, 2005, the Company had working capital of $539,825 compared to working capital of $308,499 at January 31, 2004. Working capital increased mainly as a result of issuing preferred and common stock and preferred stock subscriptions for cash.

Total assets at January 31, 2005 were $773,184 as compared to $907,715 at January 31, 2004. The principal cause of this decrease in total assets at January 31, 2005 was the depreciation of the Company's investment in the joint venture to $-0- from $365,389 at January 31, 2004.

The Company's total stockholders' equity decreased to $678,119 at January 31, 2005 from $775,570 at January 31, 2004. Stockholders' equity decreased principally because of the increased loss from operations experienced by the Company, as offset in part by the issuance of preferred stock and preferred stock subscriptions for cash during the period.

During the fiscal year 2005, the Company issued 110,524 shares of common stock existing preferred shareholders to pay for preferred dividends in arrears. The Company valued the dividend at $331,542.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of Advanced Technologies Group, Ltd. for the years ending January 31, 2005 and 2004 are submitted herewith as PART F/S on Pages F-1 to F-13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no disagreements with the registrants former or present Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has three officers and three directors.

The following table sets forth as of the date hereof, with respect to each of the Company's directors and officers their position and their ages:

    NAME              AGE                        POSITION
    ----              ---                        --------
Alex Stelmak          56     Chief Executive Officer & Chairman of the Board
                             of Directors

Stan Mashov           36     Vice President, Chief Technology Officer & Director

Dr. Abel Raskas       63     President, Senior Marketing Director and Director
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

ALEXANDER GORLOV, PH.D. CHIEF TECHNOLOGY ADVISOR TO THE BOARD OF DIRECTORS

Professor Alexander M. Gorlov of Northeastern University in Boston is the 2001 recipient of the prestigious ASME Thomas Edison Patent Award for his patented invention of the Gorlov Helical Turbine. The Edison Patent Award was established in 1997 in order to recognize the creativity of a patented device or process that has the potential to significantly enhance some aspects of mechanical engineering. Professor Gorlov is a Professor Emeritus at Northeastern. During his rich professional career, Professor Gorlov has established himself as a major powerhouse in High Technology field. He holds 21 International and US patents in such fields as Renewable Energy, Structural Analysis & Design, Theoretical Mechanics as well as the design of Bridges and Tunnels. In particular, his recent invention "Terrorist Truck-Bomb Protection System" is certified by 4 US patents and is placed on the US Department of State list of certified equipment. That allows the system to be used for protection of vital Government installations such as Nuclear Power Plants, Military Bases around the World, Embassies, Bridges and Tunnels as well as other potential strategic targets from terrorist attacks. Professor Gorlov is a recipient of research grants from the US Dept. Of Energy, Allied Signal Co., New England Power Co. He is a leading designer of a number of major worldwide construction projects such as subway systems, hydroelectric power plants, tunnels, bridges etc. Professor Gorlov is an author of over 90 periodical technical papers and 3 books.

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

ITEM 10. EXECUTIVE COMPENSATION

The executive officers of the issuer received salaries during fiscal 2005 of $135,308 in the aggregate. At present, there are no written employment agreements between the Company and any of its officers or directors.

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

                                            Number of                Percent
      Name                               Shares Owned (1)             Owned
      ----                               ----------------             -----
Alex Stelmak                               4,389,476                  26.14%
32 Broadway, 3rd Floor
New York, NY 10004

Stan Mashov                                  827,778                   4.9%
32 Broadway, 3rd Floor
New York, NY 10004

Dr. Abel Raskas                            4,389,476                  26.14%
32 Broadway, 3rd Floor
New York, NY 10004

Officers & Directors
as a Group (3 Persons)                     9,606,730                  57.18%

----------
(1)  Based upon 16,790,127 issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At January 31, 2005, the Company had loans outstanding in the amount of $15,388 from a company that is owned by an officer and a shareholder of the Company. The loan payable is unsecured, due on demand, and non-interest bearing. The loan payable is reflected in loans from shareholders in the consolidated balance sheet.

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.                    Description
    -----------                    -----------
       31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

       31.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

       3.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: May 15, 2005          By: /s/ Alex Stelmak
                                ------------------------------------
                                Alex Stelmak
                                Chief Executive Officer and Director

Dated: May 15, 2005           By: /s/ Abel Raskas
                                ------------------------------------
                                Abel Raskas
                                President and Director

Dated: May 15, 2005          By: /s/ Alex Stelmak
                                ------------------------------------
                                Alex Stelmak
                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 15, 2005          By: /s/ Alex Stelmak
                                ------------------------------------
                                Alex Stelmak
                                Director

Dated: May 15, 2005          By: /s/ Abel Raskas
                                ------------------------------------
                                Abel Raskas
                                Director

Dated: May 15, 2005          By: /s/ Stan Mashov
                                ------------------------------------
                                Stan Mashov
                                Director

                           DONAHUE ASSOCIATES, L.L.C.
                           27 BEACH ROAD, SUITE CO5-A
                            MONMOUTH BEACH, NJ. 07750
                              Phone: (732) 229-7723


                          Independent Auditor's Report


The Shareholders
Advanced Technologies Group, Ltd.

We have audited the accompanying consolidated balance sheets of Advanced Technologies Group, Ltd. as of January 31, 2005 and January 31, 2004 and the related consolidated statements of operations and consolidated statements of changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technologies Group, Ltd. as of January 31, 2005 and January 31, 2004 and the related consolidated statements of operations and consolidated statement of changes in shareholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

As more fully discussed in Note 12 to the consolidated financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in Note 12 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.


/s/ Donahue Associates, L.L.C.

Monmouth Beach, New Jersey
May 13, 2005

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2005 and January 31, 2004

                                                                      2005                   2004
                                                                  ------------           ------------
ASSETS

Current assets:
  Cash & interest bearing deposits                                $    597,547           $    361,856
  Accounts receivable                                                   21,955                  6,381
                                                                  ------------           ------------
Total current assets                                                   619,502                368,237

Other assets:
  Property & equipment- net                                             98,991                118,811
  Investment in joint venture                                                0                365,369
  Security deposit                                                      45,000                 45,000
  Trademarks & patents- net                                              9,691                 10,298
                                                                  ------------           ------------

      Total assets                                                $    773,184           $    907,715
                                                                  ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                             $     79,677           $     59,738
                                                                  ------------           ------------
Total current liabilities                                               79,677                 59,738

  Shareholder loan payable                                              15,388                 72,407

Shareholders' equity
  Series A preferred stock, one share convertible to one
   share of common 13% cumulative non-participating,
   authorized 1,000,000 shares at stated value of $3 per
   share, issued and outstanding 876,576 shares                      2,575,266              2,575,266
  Series B preferred stock, 1 share convertible to 1 share
   of common; 6% cumulative non-participating, authorized
   7,000,000 shares at Stated value of $3 per share, issued
   and outstanding 588,131 shares, subscribed shares, 802,379
   at January 31, 2005 and 395,838 at January 31, 2004               4,157,754              2,948,558
  Common stock - $.0001 par value, authorized 100,000,000
   shares, Issued and outstanding, 16,790,127 shares at
   January 31, 2005 and 16,619,603 shares at January 31, 2004            1,779                  1,662
  Additional paid in capital                                        29,355,886             28,894,730
  Accumulated deficit                                              (35,412,566)           (33,644,646)
                                                                  ------------           ------------
Total shareholders' equity                                             678,119                775,570
                                                                  ------------           ------------

      Total Liabilities & Shareholders' Equity                    $    773,184           $    907,715
                                                                  ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2005 and January 31, 2004


                                                    2005               2004
                                                ------------       ------------
Revenues:
  Net revenues FX3000                           $    494,075       $    630,581
  Net revenues PromotionStat                          80,751            (21,732)
                                                ------------       ------------
      Total net revenues                             574,826            608,849

General and administrative expenses:
  Salaries and benefits                         $    135,308       $    216,771
  Promotion & advertising                            361,197            319,706
  Consulting                                         378,913            407,324
  Software maintenance                               557,939            227,044
  General administration                             554,792            687,693
  Depreciation                                        28,510             14,672
                                                ------------       ------------
      Total general & administrative expenses      2,016,659          1,873,210
                                                ------------       ------------
Net loss from operations                          (1,441,833)        (1,264,361)

Other revenues and expenses:
  Gain (loss) on joint venture investment                  0            236,125
  Other income                                             0             29,168
  Interest income                                      5,455              3,144
  Interest expense                                         0             (7,607)
                                                ------------       ------------
Net loss before provision for income taxes        (1,436,378)        (1,003,531)

Provision for income taxes                                 0                  0
                                                ------------       ------------

Net loss                                        ($ 1,436,378)      ($ 1,003,531)
                                                ============       ============
Loss per common share:
Basic & fully diluted                           $      (0.13)      $      (0.09)

Weighted average of common shares:
Basic & fully diluted                             16,725,172         16,596,359


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2005 and January 31, 2004

                                                                  2005                  2004
                                                              -----------           -----------
Operating Activities:
  Net loss                                                    $(1,436,378)          $(1,003,531)
  Adjustments to reconcile net income items
   not requiring the use of cash:
     Amortization                                                     607                   606
     Depreciation                                                  54,871                27,107
     Gain on investment                                                 0              (365,369)
     Consulting expense                                           180,000               243,820
  Changes in other operating assets and liabilities:
     Accounts receivable                                          (15,574)               (3,620)
     Accounts payable & accrued expenses                           19,939                12,315
                                                              -----------           -----------
Net cash used by operations                                    (1,196,535)           (1,088,672)

Investing Activities:
  Received from investment in joint venture                       365,369               129,244
  Purchase of property & equipment                                (35,051)              (23,549)
                                                              -----------           -----------
Net cash provided by investing activities                         330,318               105,695

Financing Activities:
  Issuance of common stock                                              0                93,000
  Issuance of preferred stock                                           0               718,410
  Subscriptions received                                        1,209,196               429,307
  Placement fees                                                  (50,269)              (13,068)
  Shareholder loan                                                (57,019)             (100,065)
                                                              -----------           -----------
Net cash provided by financing activities                       1,101,908             1,127,584
                                                              -----------           -----------

Net increase (decrease) in cash during the period                 235,691               144,607

Cash balance at beginning of the fiscal year                      361,856               217,249
                                                              -----------           -----------

Cash balance at end of the fiscal year                        $   597,547           $   361,856
                                                              ===========           ===========
Interest paid during the period                               $         0           $         0
Income taxes paid during the period                           $         0           $         0

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                    From February 1, 2003 to January 31, 2005

                                Common       Common    Preferred    Preferred       Paid in       Accumulated
                                Shares       Value      Shares        Value         Capital         Deficit         Total
                                ------       -----      ------        -----         -------         -------         -----
Balance at January 31, 2003   16,520,853   $ 1,652     1,478,033   $ 4,453,455    $28,534,210    ($32,623,330)   $   365,987

Issued Preferred Class A                                   4,000        11,560                                        11,560
Issued Preferred Class B                                 235,470       679,771                                       679,771
Preferred stock subscribed                               143,102       429,307                                       429,307

Beneficial conversion feature                                                          14,011                         14,011

Dividends paid                                                                                        (17,785)       (17,785)

Issuance of common stock          31,000         3                                     92,997                         93,000

Shares issued for services        67,750         7                                    203,243                        203,250

Net loss for the fiscal year                                                                       (1,003,531)    (1,003,531)
                              ----------   -------     ---------   -----------    -----------    ------------    -----------

Balance at January 31, 2004   16,619,603     1,662     1,860,605     5,574,093     28,844,461     (33,644,646)       775,570

Preferred stock subscribed                               406,481     1,158,927                                     1,158,927

Shares issued for services        60,000         6                                    179,994                        180,000

Dividends paid                   110,524       111                                    331,431        (331,542)             0

Net loss for the fiscal year                                                                       (1,436,378)    (1,436,378)
                              ----------   -------     ---------   -----------    -----------    ------------    -----------

Balance at January 31, 2005   16,790,127   $ 1,779     2,267,086   $ 6,733,020    $29,355,886    ($35,412,566)   $   678,119
                              ==========   =======     =========   ===========    ===========    ============    ===========

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Years Ended January 31, 2005 and January 31, 2004


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the designer and owner of the FX3000, a real-time, Internet based foreign currency trading software platform.

In March 2002, the Company sold the FX3000, for a 25% interest in a joint venture with FX Direct Dealer LLC, a company that markets the FX3000 software.

The Company also is the developer of the PromotionStat software platform, which assists on-line advertisers in monitoring their marketing effectiveness.

CONSOLIDATION- the accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant inter-company balances have been eliminated.

USE OF ESTIMATES- THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE REASONABLE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF THE ASSETS AND LIABILITIES AND DISCLOSURE OF CONTINGENT ASSETS AND LIABILITIES AND THE REPORTED AMOUNTS OF REVENUES AND EXPENSES AT THE DATE OF THE FINANCIAL STATEMENTS AND FOR THE PERIOD THEY INCLUDE. ACTUAL RESULTS MAY DIFFER FROM THESE ESTIMATES.

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

RECENT ACCOUNTING PRONOUNCEMENTS-

EITF 03-16: In March 2004, the EITF reached a consensus regarding Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires investments in limited liability companies ("LLCs") that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures." Investors are required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The adoption of EITF 03-16 did not have a material impact on the financial condition or results of operations.

EITF 04-1: In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The adoption of EITF 04-1 did not have a material impact on the financial condition or results of operations.

SFAS NO. 123R : In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The adoption of SFAS No. 123R did not have a material impact on the financial condition or results of operations.

2. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, deposits with clearing broker, and accounts payable and accrued expenses and subscriptions payable reported in the balance sheet are estimated by management to approximate fair value.

3. NET LOSS PER SHARE

The Company applies SFAS No. 128, "EARNINGS PER SHARE" to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents.

As of January 31, 2005 and January 31, 2004, the Company had 1,468,687 common stock equivalents outstanding. The calculation of fully diluted loss per share excludes outstanding common stock equivalents at January 31, 2004 and January 31, 2003 because their inclusion would be anti-dilutive.

The net income available to common shareholders reported in the financial statements has been adjusted by the cumulative dividends due to preferred shareholders at January 31, 2005 and January 31, 2004 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                              2005                   2004
                                          ------------           ------------

     Shares outstanding                     16,790,127             16,619,603
                                          ============           ============

     Weighted average                       16,725,172             16,596,359
                                          ============           ============

     Net loss                             ($ 1,436,378)          ($ 1,003,531)

     Loss available to preferred              (689,277)              (552,602)
                                          ------------           ------------

     Common net income                    ($ 2,125,655)          ($ 1,556,133)
                                          ============           ============

     EPS                                  $      (0.13)          $      (0.09)
                                          ============           ============

4. ISSUANCE OF PREFERRED STOCK

The classes of preferred stock issued are as follows:

     CLASS A PREFERRED STOCK: Class A preferred stock has a stated value of $3 per share and a cumulative non-participating dividend of 13%. The Class A preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class A preferred share includes one detachable common stock warrant. One common stock warrant is exercisable into one common share at an exercise price of $5 and expires in September 2005, extended from September 2004.

     CLASS B PREFERRED STOCK: Class B preferred stock has a stated value of $3 per share and a cumulative non-participating dividend of 6%. The Class B preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class B preferred share includes one detachable common stock warrant. One common stock warrant is exercisable into one common share at an exercise price of $5 and expires in September 2006, extended from September 2005.

In fiscal year 2004, the Company issued 4,000 shares of preferred A and 235,470 shares of preferred B and received net proceeds of $705,342. In addition, the Company is holding subscriptions at January 31, 2005 and January 31, 2004 of $2,407,138 and $1,197,942, respectively, representing 802,379 and 395,838 shares of preferred B, respectively.

At January 31, 2005 and January 31, 2004, the preferred dividends were in arrears for $653,879 and $552,602, respectively.

5. PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment at January 31, 2005 and January 31, 2004.

                                               2005                 2004
                                            ---------            ---------
     Promotion Stat Software                $  89,172            $  89,172
     Lease Improvements                        22,504               45,613
     Furniture & Fixtures                      30,176               26,766
     Equipment                                226,830              189,190
     Accumulated depreciation                (269,691)            (231,930)
                                            ---------            ---------

     Net property & equipment               $  98,991            $ 118,811
                                            =========            =========

6. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding and the weighted average exercise price and years remaining on the warrants.

                                                                        Wgtd Avg
                                                       Wgtd Avg         Years to
                                       Amount       Exercise Price      Maturity
                                       ------       --------------      --------
Outstanding at February 1, 2001         8,750

Issued                                824,806
Expired                                     0
Exercised                                   0
                                   ----------

Outstanding at January 31, 2002       833,556

Issued                                404,411
Expired                                     0
Exercised                                   0
                                   ----------

Outstanding at January 31, 2003     1,237,967

Issued                                543,442
Expired                                (8,750)
Exercised                                   0
                                   ----------

Outstanding at January 31, 2004     1,772,659

Issued                                      0
Expired                                     0
Exercised                                   0
                                   ----------

Outstanding at January 31, 2005     1,772,659            $5               1.14
                                   ==========

The Company applied the Black-Scholes option pricing model to determine the fair value of the detachable stock warrants and common stock warrants issued in fiscal year 2004. The following assumptions were used in the model. The dividend yield is 0%, volatility is 20%, and a risk-free interest rate of 2%. The fair values generated by the Black-Scholes model may not be indicative of the future values, if any, that may be received by the warrant holder.

As a result of the fair value calculations, the Company allocated $14,011 of the proceeds received from the issuance of the warrants in fiscal year 2004 to the beneficial conversion feature.

The Company has no formal stock option plan for employees.

7. ADDENDUM TO THE CONSOLIDATED STATEMENT OF CASH FLOWS

The following transactions occurring during the fiscal years ended January 31, 2005 and January 31, 2004 were excluded from the calculation of the consolidated statement of cash flows since they did not involve a transfer of cash.

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

During fiscal year 2005, the Company issued 60,000 shares of common stock for consulting services and recorded as an expense of $180,000 in the consolidated statements of operations.

8. RELATED PARTY TRANSACTIONS

The Company is indebted to an officer and a shareholder January 31, 2005 and January 31, 2004 for $15,388 and $72,407, respectively. The loan is unsecured and due on demand. Interest is imputed on the loan at the Company's cost of capital of 7.50% and has been recorded in the consolidated statements of operations for fiscal years 2005 and 2004 of $1,511 and $7,607, respectively.

In fiscal 2005, the Company sublet all of its office space to Tradition NA, the parent company of FX Direct Dealer LLC.

9. CONCENTRATION OF CREDIT RISK

At January 31, 2005 and January 31, 2004, cash on deposit with financial institutions in excess of insured amounts were $497,547 and $261,856, respectively. In the event of the insolvency of these financial institutions, the recovery of the Company's assets may be limited to a pro rata share of funds available.

The Company derives over 85% of its revenues in fiscal year 2005 from its investment in the joint venture with FX Direct Dealer LLC. A discontinuation of this relationship would have a material adverse affect on the financial position of the Company.

10. INCOME TAXES


Provision for income taxes is comprised of the following:

                                                      2005              2004
                                                  -----------       -----------
Net loss before provision for income taxes        $(1,441,833)      $(1,813,005)
                                                  ===========       ===========
Current tax expense:
  Federal                                         $         0       $         0
  State                                                     0                 0
                                                  -----------       -----------
  Total                                           $         0       $         0

Less deferred tax benefit:
  Timing differences                               (2,715,468)       (2,457,446)
  Allowance for recoverability                      2,715,468         2,457,446
                                                  -----------       -----------
  Provision for income taxes                      $         0       $         0
                                                  ===========       ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                34%               34%
Statutory state and local income tax                       10%               10%
Less allowance for tax recoverability                     -44%              -44%
                                                  -----------       -----------
Effective rate                                              0%                0%
                                                  ===========       ===========

Deferred income taxes are comprised of the following:

Timing differences                                $ 2,715,468       $ 2,457,446
Allowance for recoverability                       (2,715,468)       (2,457,446)
                                                  -----------       -----------
Deferred tax benefit                              $         0       $         0
                                                  ===========       ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2024 and may not be recoverable upon the purchase of the Company under current IRS statutes.

11. ISSUANCES OF COMMON STOCK AND DIVIDENDS PAID

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

During fiscal year 2004, the Company issued 303,972 common stock warrants to existing shareholders as a dividend. Each warrant is convertible into one share of common stock at an exercise price of $5 and expires in July 2006. The Company recorded a dividend paid of $17,785 in fiscal year 2004 valuing the warrants using the Black Sholes Options Pricing Model discussed in Note 6.

During the fiscal year 2005, the Company issued 60,000 shares of common stock to consultants for services rendered. The Company valued the transaction using the price of the preferred shares of $3 per share issued during the year, with each preferred share convertible into one share of common stock. Consequently, the Company recorded a consulting expense of $180,000 in the consolidated statements of operations in fiscal year 2005.

During the fiscal year 2005, the Company issued 110,524 shares of common stock existing preferred shareholders to pay for preferred dividends in arrears. The Company valued the dividend at $331,542.

12. GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the twelve months ending January 31, 2005 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability.

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

13. COMMITMENTS AND CONTINGENCIES

The Company is committed to a noncancelable lease for office space in New York City, New York expiring in 2012. Future minimum lease payments required under this lease is as follows:

          2006                         $123,768
          2007                          127,481
          2008                          131,306
          2009                          135,245
          2010                          139,302
          Thereafter                    167,929
                                       --------

          Total                        $701,262
                                       ========

Rent expense for fiscal year 2004 and 2003 was $48,199 and $103,921, respectively. The Company currently leases space in New York City on a "month to month" basis. In fiscal 2005, the Company sublet the office space described above to Tradition NA, the parent company of FX Direct Dealer LLC.

13. SUBSEQUENT EVENT

In March 2005, the Company issued 109,994 shares of common stock to its preferred shareholders to pay for dividends in arrears on the preferred stock.