Form 10KSB/A
period 2005-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2005-05-19
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB/A

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

The registrant's gross revenues for its most recent fiscal year were $940,195.

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

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat e-commerce advertising screening platform software. To date, only limited revenues ($940,195in fiscal 2005, compared to $630,581 in fiscal 2004) have been generated from the Company's continuous software development and maintenance of FX Direct Dealer platform and very limited revenues ($80,751 in fiscal 2005) have resulted from the PromotionStat e-commerce software platform. Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

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

The Company initially developed its on-line trading environment to include real-time dealing quotes, charting, technical analysis tools and news all in one comprehensive product. FX3000 fully integrates the client, dealer, back office and System Administrator functions. Product features include high-speed execution of client orders and the ability to monitor in real time margin availability, net exposure and profit and loss on all open positions. Following establishment of the joint venture, the Company continued upgrading the FX3000 system to enable the system to better fulfill its market mission and meet the performance criteria established by its joint venture partner. Commercial operations of the upgraded FX3000 software platform began, on a limited basis, during calendar year 2003 and have continued to develop and evolve through 2004.

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

5. INTELLECTUAL PROPERTY RIGHTS. The Company's success will depend in significant part on certain methodologies it plans to utilize in connection with the commercial applications for its newly acquired technology, as well as with respect to its FX3000 trading system, and on proprietary intellectual property rights it has and may in the future develop. The Company plans to rely on a combination of nondisclosure and other contractual arrangements and trade secrets, copyright, patent and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company may licenses intellectual property. The Company has entered into confidentiality agreements with its employees and consultants and limits access to, and distribution of, proprietary information. There can be no assurance that the steps planned by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

BACKGROUND

Reason For Amendment:

Upon filing of the Company's Annual Report of Form 10-KSB on May 16, 2005, in discussion with the Company's auditor management realized that an error had occurred with respect to the manner in which the Company's revenues relating to its Joint Venture were reported. In the Report as originally filed the Company reflected total revenues for the fiscal year 2005 of $574,826. This was based upon an erroneous offset of a portion of the Company's revenues against its interest in the Joint Venture based upon a reported valuation of the Joint Venture interest of $-0- as at January 31, 2005. However, although the Joint Venture's current value was in fact reduced to $-0- as at January 31, 2005 due to the ongoing substantial start-up costs experienced by the Joint Venture, the revenues received by the Company for the upgrade and support of the FX3000 software were not related to the Company's interest in the joint Venture but, rather, were paid by Tradition, N.A., the majority partner of the joint Venture, as part of its obligations to the Joint Venture. Consequently, it was realized that no offset of any portion of such revenues was appropriate by the Company.

As a result, total revenues for fiscal 2005 should have been reported as $940,195. However, despite this error no change in the net loss or per share figures for fiscal 2005 results since the Company should also have reported a loss of the Joint Venture.

These items have now been corrected in the amended financial statements included in this Report as well as throughout the Report and, in particular, in the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

General Background

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

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

Total revenues for the fiscal year 2005 were $940,195 (compared to $608,849 for fiscal 2004), which consisted of $859,444 in net revenues realized from the FX3000 system administration, development and support (compared to $630,581 for fiscal 2004) and $80,751 from the on-line use of the PromotionStat software (compared to a loss of $21,732 for fiscal 2004), an aggregate increase of $331,346 or just over 54%. This increase resulted primarily from increased revenues related to the Company's FX3000 technology ($859,444 for fiscal 2005 compared to $630,581 for the prior year) and initial revenues from the Company's PromotionStat technology ($80,751 for fiscal 2005 compared to a loss of $21,732 for the prior year). During the year, as promotion for the FX3000 software, management continued to offer the latest version of the PromotionStat platform free of charge to new subscribers to the FX3000 software. Management intends to continue this promotion in the foreseeable future.

However, during fiscal 2005 the Company experienced a loss on its Joint Venture investment of $365,369, thereby reducing the value of this investment to $-0-. The decrease in the value of its Joint Venture investment was due primarily to certain substantial, ongoing promotional and development efforts by the Joint Venture which, although resulting in an immediate decline in value of the Company's investment, are expected to increase utilization of the FX3000 system by larger users and, therefore, resulting in substantially increased valuation for this investment over the long term.

Management's cuts in its administrative costs, which began during fiscal 2004, continued during 2005 despite a slight increase in these expenses overall. Total general and administrative expense for fiscal 2005 was $2,016,659 compared to $1,873,210 for last year, an increase of less than 8%. The main area of increased costs was software maintenance expenses that increased to $557,939 (compared with only $227,044 in fiscal 2004), and promotion and advertising which increased to $361,197 (compared to $319,706 in fiscal 2004). However, management's efforts to reduce expenses proved successful with respect to salaries and benefits, which decreased to $135,308 in fiscal 2005, compared to $216,771 in fiscal 2004, consulting fees which decreased to $378,913 in fiscal 2005 compared to $407,324 in fiscal 2004, and general administration fees which decreased to $554,792 during fiscal 2005, compared to $687,693 in fiscal 2004.

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of Advanced Technologies Group, Ltd. for the years ending January 31, 2005 and 2004 are submitted herewith as PART F/S on Pages F-1 to F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no disagreements with the registrants former or present Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has three officers and three directors.

The following table sets forth as of the date hereof, with respect to each of the Company's directors and officers their position and their ages:

    Name              Age                        Position
    ----              ---                        --------
Alex Stelmak          56     Chief Executive Officer & Chairman of the Board
                             of Directors

Stan Mashov           36     Vice President, Chief Technology Officer & Director

Dr. Abel Raskas       64     President, Senior Marketing Director and Director
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

                        ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: May 19, 2005          By: /s/ Alex Stelmak
                                ------------------------------------
                                Alex Stelmak
                                Chief Executive Officer and Director

Dated: May 19, 2005           By: /s/ Abel Raskas
                                ------------------------------------
                                Abel Raskas
                                President and Director

Dated: May 19, 2005          By: /s/ Alex Stelmak
                                ------------------------------------
                                Alex Stelmak
                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 19, 2005          By: /s/ Alex Stelmak
                                ------------------------------------
                                Alex Stelmak
                                Director

Dated: May 19, 2005          By: /s/ Abel Raskas
                                ------------------------------------
                                Abel Raskas
                                Director

Dated: May 19, 2005          By: /s/ Stan Mashov
                                ------------------------------------
                                Stan Mashov
                                Director

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


/s/ Donahue Associates, L.L.C.
-------------------------------------

Monmouth Beach, New Jersey
May 19, 2005

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

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2005 and January 31, 2004


                                                    2005               2004
                                                ------------       ------------
Revenues:
  Net revenues FX3000                           $    859,444       $    630,581
  Net revenues PromotionStat                          80,751            (21,732)
                                                ------------       ------------
      Total net revenues                             940,195            608,849

General and administrative expenses:
  Salaries and benefits                         $    135,308       $    216,771
  Promotion & advertising                            361,197            319,706
  Consulting                                         378,913            407,324
  Software maintenance                               557,939            227,044
  General administration                             554,792            687,693
  Depreciation                                        28,510             14,672
                                                ------------       ------------
      Total general & administrative expenses      2,016,659          1,873,210
                                                ------------       ------------
Net loss from operations                          (1,076,464)        (1,264,361)

Other revenues and expenses:
  Gain (loss) on joint venture investment           (365,369)           236,125
  Other income                                             0             29,168
  Interest income                                      5,455              3,144
  Interest expense                                         0             (7,607)
                                                ------------       ------------
Net loss before provision for income taxes        (1,436,378)        (1,003,531)

Provision for income taxes                                 0                  0
                                                ------------       ------------

Net loss                                        $ (1,436,378)      $ (1,003,531)
                                                ============       ============
Loss per common share:
Basic & fully diluted                           $      (0.13)      $      (0.09)

Weighted average of common shares:
Basic & fully diluted                             16,725,172         16,596,359


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2005 and January 31, 2004

                                                                  2005                  2004
                                                              -----------           -----------
Operating Activities:
  Net loss                                                    $(1,436,378)          $(1,003,531)
  Adjustments to reconcile net income items
   not requiring the use of cash:
     Amortization                                                     607                   606
     Depreciation                                                  54,871                27,107
     Gain (loss) on joint venture                                 365,369              (236,125)
     Consulting expense                                           180,000               243,820
  Changes in other operating assets and liabilities:
     Accounts receivable                                          (15,574)               (3,620)
     Accounts payable & accrued expenses                           19,939                12,315
                                                              -----------           -----------
Net cash used by operations                                      (831,166)             (959,428)

Investing Activities:
  Purchase of property & equipment                                (35,051)              (23,549)
                                                              -----------           -----------
Net cash provided by investing activities                         (35,051)              (23,549)

Financing Activities:
  Issuance of common stock                                              0                93,000
  Issuance of preferred stock                                           0               718,410
  Subscriptions received                                        1,209,196               429,307
  Placement fees                                                  (50,269)              (13,068)
  Shareholder loan                                                (57,019)             (100,065)
                                                              -----------           -----------
Net cash provided by financing activities                       1,101,908             1,127,584
                                                              -----------           -----------

Net increase (decrease) in cash during the period                 235,691               144,607

Cash balance at beginning of the fiscal year                      361,856               217,249
                                                              -----------           -----------

Cash balance at end of the fiscal year                        $   597,547           $   361,856
                                                              ===========           ===========
Interest paid during the period                               $         0           $         0
Income taxes paid during the period                           $         0           $         0

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                    From February 1, 2003 to January 31, 2005

                                Common       Common    Preferred    Preferred       Paid in       Accumulated
                                Shares       Value      Shares        Value         Capital         Deficit         Total
                                ------       -----      ------        -----         -------         -------         -----
Balance at January 31, 2003   16,520,853   $ 1,652     1,478,033   $ 4,453,455    $28,534,210    $(32,623,330)   $   365,987

Issued Preferred Class A                                   4,000        11,560                                        11,560
Issued Preferred Class B                                 235,470       679,771                                       679,771
Preferred stock subscribed                               143,102       429,307                                       429,307

Beneficial conversion feature                                                          14,011                         14,011

Dividends paid                                                                                        (17,785)       (17,785)

Issuance of common stock          31,000         3                                     92,997                         93,000

Shares issued for services        67,750         7                                    203,243                        203,250

Net loss for the fiscal year                                                                       (1,003,531)    (1,003,531)
                              ----------   -------     ---------   -----------    -----------    ------------    -----------

Balance at January 31, 2004   16,619,603     1,662     1,860,605     5,574,093     28,844,461     (33,644,646)       775,570

Preferred stock subscribed                               406,481     1,158,927                                     1,158,927

Shares issued for services        60,000         6                                    179,994                        180,000

Dividends paid                   110,524       111                                    331,431        (331,542)             0

Net loss for the fiscal year                                                                       (1,436,378)    (1,436,378)
                              ----------   -------     ---------   -----------    -----------    ------------    -----------

Balance at January 31, 2005   16,790,127   $ 1,779     2,267,086   $ 6,733,020    $29,355,886    $(35,412,566)   $   678,119
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

In March 2002, the Company sold the FX3000, for a 25% interest in a joint venture wit FX Direct Dealer LLC, a company that markets the FX3000 software.

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

The net income available to common shareholders reported in the financial statements has been adjusted by the cumulative dividends due to preferred shareholders at January 31, 2005 and January 31, 2004 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                              2005                   2004
                                          ------------           ------------

     Shares outstanding                     16,790,127             16,619,603
                                          ============           ============

     Weighted average                       16,725,172             16,596,359
                                          ============           ============

     Net loss                             $ (1,436,378)          $ (1,003,531)

     Loss available to preferred              (689,277)              (552,602)
                                          ------------           ------------

     Common net income                    $ (2,125,655)          $ (1,556,133)
                                          ============           ============

     EPS                                  $      (0.13)          $      (0.09)
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

In fiscal 2005, the Company sublet all of its office space to Tradition NA, the parent company of Direct Dealer FX.

9. CONCENTRATION OF CREDIT RISK

At January 31, 2005 and January 31, 2004, cash on deposit with financial institutions in excess of insured amounts were $497,547 and $261,856, respectively. In the event of the insolvency of these financial institutions, the recovery of the Company's assets may be limited to a pro rata share of funds available.

The Company derives over 85% of its revenues in fiscal year 2005 from its investment in the joint venture with Direct Dealer FX. A discontinuation of this relationship would have a material adverse affect on the financial position of the Company.

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
                                       ========

Rent expense for fiscal year 2004 and 2003 was $48,199 and $103,921, respectively. The Company currently leases space in New York City on a "month to month" basis. In fiscal 2005, the Company sublet the office space described above to Tradition NA, the parent company of FX Direct Dealer, LLC.

14. SUBSEQUENT EVENT

In March 2005, the Company issued 109,994 shares of common stock to its preferred shareholders to pay for dividends in arrears on the preferred stock.