Form 10QSB
period 2005-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2005-06-13
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                          Quarter Ended April 30, 2005

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


                   32 Broadway, 3rd. Floor, New York, NY 10004
               (Address of principal executive offices) (Zip Code)


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

Class Outstanding at April 30, 2005
Common stock, $0.0001 par value 16,900,121

                               TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----

INDEX                                                                         2

Part 1. Financial Information                                                 3

     Item 1. Condensed Consolidated Financial Statements:

       Balance sheet as of April 30, 2005 and January 31, 2005                4

       Statement of income (loss) for three months ended April 30, 2005
       and 2004                                                               5

       Statement of cash flows for three months ended April 30, 2005
       and 2004                                                               6

       Statement of changes in shareholders equity for the three months
       ended April 30, 2005                                                   7

       Notes to condensed consolidated financial statements                   8

     Item 2. Management's discussion and analysis of financial condition     12


Part II. Other Information                                                   15

Item 6. Exhibits and Reports on Form 8-K                                     15

Signatures                                                                   16

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following un-audited consolidated financial statements have been prepared by Advanced Technologies Group, Ltd. (the "Company" or "ATG") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth herein.

FORWARD-LOOKING STATEMENTS

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance or achievements to differ from future results, financial or operating performance or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                        Advanced Technologies Group, Ltd.
                      Unaudited Consolidated Balance Sheets
                    As of April 30, 2005 and January 31, 2005

                                                                              Unaudited
                                                                              30-Apr-05              31-Jan-05
                                                                            ------------           ------------
ASSETS
Current assets:
  Cash & interest bearing deposits                                          $    444,410           $    597,547
  Accounts receivable                                                             24,587                 21,955
                                                                            ------------           ------------
      Total current assets                                                       468,997                619,502

Other assets:
  Property & equipment- net                                                       88,466                 98,991
  Security deposit                                                                45,000                 45,000
  Trademarks & patents- net                                                        9,542                  9,691
                                                                            ------------           ------------

      Total assets                                                          $    612,005           $    773,184
                                                                            ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                       $      9,698           $     79,677
                                                                            ------------           ------------
      Total current liabilities                                                    9,698                 79,677

Shareholder loan payable                                                               0                 15,388

Shareholders' equity:
  Series A preferred stock, 1 share convertible to 1 share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 876,576 shares         2,575,266              2,575,266

  Series B preferred stock, 1 share convertible to 1 share of common;
   6% cumulative non-participating, authorized 7,000,000 shares at stated value of $3 per share, issued and outstanding 588,131 shares,
   subscribed 826,379 shares                                                   4,229,754              4,157,754

  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 16,790,127 shares at January 31, 2005 and 16,900,121
   shares at April 30, 2005                                                        1,790                  1,779
  Additional paid in capital                                                  29,685,857             29,355,886
  Accumulated deficit                                                        (35,890,360)           (35,412,566)
                                                                            ------------           ------------
      Total shareholders' equity                                                 602,307                678,119
                                                                            ------------           ------------

      Total Liabilities & Shareholders' Equity                              $    612,005           $    773,184
                                                                            ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
            For the Quarters Ended April 30, 2005 and April 30, 2004

                                                         Unaudited              Unaudited
                                                         30-Apr-05              30-Apr-04
                                                       ------------           ------------
Revenues:
  Gross revenues                                       $    207,631           $     73,568
  Cost of revenues                                          (57,820)               (32,467)
                                                       ------------           ------------

      Total net revenues                                    149,811                 41,101

General and administrative expenses:
  Salaries and benefits                                $     25,391           $     35,505
  Promotion & advertising                                     4,820                 51,927
  Consulting                                                 29,380                 18,919
  Software maintenance                                      168,286                181,613
  General administration                                     65,402                173,305
  Depreciation                                                6,175                 10,613
                                                       ------------           ------------

      Total general & administrative expenses               299,454                471,882
                                                       ------------           ------------

Net loss from operations                                   (149,643)              (430,781)

Other revenues and expenses:
  Interest income                                             1,831                  1,086
                                                       ------------           ------------

Net loss before provision for income taxes                 (147,812)              (429,695)

Provision for income taxes                                        0                      0
                                                       ------------           ------------

Net loss                                               ($   147,812)          ($   429,695)
                                                       ============           ============

Loss per common share:
  Basic & fully diluted                                $      (0.04)          $      (0.06)

Weighted average of common shares:
  Basic & fully diluted                                  16,847,624             16,987,039

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
            For the Quarters Ended April 30, 2005 and April 30, 2004

                                                                Unaudited           Unaudited
                                                                30-Apr-05           30-Apr-04
                                                                ---------           ---------
Operating Activities:
  Net loss                                                     $(147,812)          $(429,695)
  Adjustments to reconcile net income items not
   requiring the use of cash:
     Amortization                                                    149                 149
     Depreciation                                                 10,523              10,613
  Changes in other operating assets and liabilities:
     Accounts receivable                                          (2,630)              6,381
     Accounts payable & accrued expenses                         (69,979)             19,939
                                                               ---------           ---------
Net cash used by operations                                     (209,749)           (392,613)

Investing Activities:
  Investment in joint venture                                          0             164,400
  Purchase of property & equipment                                     0             (34,965)
                                                               ---------           ---------
Net cash provided by investing activities                              0             129,435

Financing Activities:
  Subscriptions received                                          72,000             450,000
  Shareholder loan                                               (15,388)            (10,363)
                                                               ---------           ---------
Net cash provided by financing activities                         56,612             439,637
                                                               ---------           ---------

Net increase (decrease) in cash during the period               (153,137)            176,459

Cash balance at beginning of the fiscal year                     597,547             361,856
                                                               ---------           ---------

Cash balance at April 30th                                     $ 444,410           $ 538,315
                                                               =========           =========

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
            For the Quarters Ended April 30, 2005 and April 30, 2004

                                 Common       Common      Preferred     Preferred       Paid in      Accumulated
                                 Shares      Par Value      Shares        Value         Capital        Deficit        Total
                                 ------      ---------      ------        -----         -------        -------        -----
Balance at January 31, 2005    16,790,127    $   1,779    2,267,086    $ 6,733,020    $29,355,886   ($35,412,566)    $678,119

Subscriptions received                                       24,000         72,000                                     72,000

Dividends paid                    109,994           11                                    329,971       (329,982)           0

Net loss for the period                                                                                 (147,812)    (147,812)
                              -----------    ---------    ---------    -----------    -----------   ------------    ---------

Balance at April 30, 2005      16,900,121    $   1,790    2,291,086    $ 6,805,020    $29,685,857   $(35,890,360)   $ 602,307
                              ===========    =========    =========    ===========    ===========   ============    =========

Balance at January 31, 2004    16,619,603    $   1,662    1,468,819    $ 4,325,882    $30,092,672   $(33,644,646)   $ 775,570

Subscriptions received                                      150,000        450,000                                    450,000

Net loss for the period                                                                                 (429,695)    (429,695)
                              -----------    ---------    ---------    -----------    -----------   ------------    ---------

Balance at April 30, 2004      16,619,603    $   1,662    1,618,819    $ 4,775,882    $30,092,672   $(34,074,341)   $ 795,875
                              ===========    =========    =========    ===========    ===========   ============    =========

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
                      For the Quarter Ended April 30, 2005


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

The net income available to common shareholders reported in the financial statements has been adjusted by the cumulative dividends due to preferred shareholders at April 30, 2005 and April 30, 2004 in calculating the loss per share. The weighted average of common shares outstanding has been computed as follows:

                                            30-Apr-05              30-Apr-04
                                          ------------           ------------

     Shares outstanding                     16,900,121             16,987,039
                                          ============           ============

     Weighted average                       16,847,624             16,987,039
                                          ============           ============

     Net loss                             $   (147,812)          $   (429,695)

     Loss available to preferred              (468,846)              (659,032)
                                          ------------           ------------

     Common net loss                      $   (616,658)          $ (1,556,133)
                                          ============           ============
     Loss per common share:
       Basic & fully diluted              $      (0.04)          $      (0.06)
                                          ============           ============

4. PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment at April 30, 2005 and January 31, 2005:

                                            Unaudited
                                            30-Apr-05            31-Jan-05
                                            ---------            ---------

     Promotion Stat Software                $  89,172            $  89,172
     Lease Improvements                        22,504               22,504
     Furniture & Fixtures                      30,176               30,176
     Equipment                                226,830              226,830
     Accumulated depreciation                (280,216)            (269,691)
                                            ---------            ---------

     Net property & equipment               $  88,466            $  98,991
                                            =========            =========

5. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding and the weighted average exercise price and years remaining on the warrants.

                                                                        Wgtd Avg
                                                         Wgtd Avg       Years to
                                          Amount      Exercise Price    Maturity
                                          ------      --------------    --------

Outstanding at February 1, 2001             8,750

Issued                                    824,806
Expired                                         0
Exercised                                       0
                                       ----------

Outstanding at January 31, 2002           833,556

Issued                                    404,411
Expired                                         0
Exercised                                       0
                                       ----------

Outstanding at January 31, 2003         1,237,967

Issued                                    543,442
Expired                                    (8,750)
Exercised                                       0
                                       ----------

Outstanding at January 31, 2004         1,772,659

Issued                                          0
Expired                                         0
Exercised                                       0
                                       ----------

Outstanding at January 31, 2005         1,772,659

Issued                                          0
Expired                                         0
Exercised                                       0

                                       ----------
Outstanding at April 30, 2005           1,772,659           $   5          0.89
                                       ==========

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                 30-Apr-05           30-Apr-04
                                                -----------         -----------

Net loss before provision for income taxes      $  (149,643)        $  (430,781)
                                                ===========         ===========
Current tax expense:
  Federal                                       $         0         $         0
  State                                                   0                   0
                                                -----------         -----------
  Total                                         $         0         $         0

Less deferred tax benefit:
  Timing differences                             (2,855,315)         (2,259,731)
  Allowance for recoverability                    2,855,315           2,259,731
                                                -----------         -----------
  Provision for income taxes                    $         0         $         0
                                                ===========         ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                              34%                 34%
Statutory state and local income tax                     10%                 10%
Less allowance for tax recoverability                   -44%                -44%
                                                -----------         -----------
Effective rate                                            0%                  0%
                                                ===========         ===========

Deferred income taxes are comprised of the following:

Timing differences                              $ 2,855,315         $ 2,259,731
Allowance for recoverability                     (2,855,315)         (2,259,731)
                                                -----------         -----------
Deferred tax benefit                            $         0         $         0
                                                ===========         ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2024 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7. ISSUANCES OF COMMON STOCK AND DIVIDENDS PAID

During the quarter ended April 30, 2005, the Company issued 109,994 common shares to existing preferred shareholders as a dividend.

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

To the extent possible, the following discussion will highlight the Company's business activities for the quarters ended April 30, 2005 and April 30, 2004.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE THREE MONTHS:

Revenues for the first quarter of fiscal 2006 were $207,631 compared to $73,568 for the same period in 2005, a 182% increase. Net revenues to the Company during the period remained consistent at about $70,000 per month and are expected to increase towards the end of fiscal year 2006.

General and administrative expense in the first quarter of fiscal 2006 was $65,402 compared to $173,305 for the first quarter of 2005, a decrease of slightly over 62%. During the first quarter of fiscal 2006 salary costs decreased approximately $10,000 from the first quarter of fiscal 2005 and, additionally, software maintenance costs also decreased in the first quarter of fiscal 2006 by approximately $13,000 over the same period in the prior year. A detail of general administrative costs is as follows:

                                               30-Apr-05           30-Apr-04
                                               ---------           ---------

     Travel, lodging, & meals                  $  9,397            $ 49,053
     Rent & utilities                            11,048              35,188
     Supplies                                    13,019              49,872
     Automobile costs                            12,797               7,655
     Telephone                                    6,738               4,354
     Professional fees                            6,000               9,625
     Miscellaneous taxes                          4,991              15,834
     Postage                                      1,412               1,724
                                               --------            --------

     Total                                     $ 65,402            $173,305
                                               ========            ========

After deducting general and administrative costs, the Company experienced a loss from operations of $149,643 for the first quarter of fiscal 2006, compared to an operating loss of $430,781 for the same period in fiscal 2005, an improvement of slightly more than $281,000.

Interest income has increased over the first quarter of fiscal 2005 since the Company's average cash balance has increased significantly during the first quarter of fiscal 2006. The Company invests excess cash balance in money market accounts. The net loss for the Company during the first quarter of fiscal 2006 was $147,812, or $0.04 per share, compared to a net loss of $429,695, or $0.06 per share, for the first quarter of fiscal 2005.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005 cash on hand was $444,410 as compared with $597,547 at January 31, 2005. During the first quarter of fiscal 2006 the Company received $72,000 in net subscriptions to its preferred B stock, representing 24,000 shares. During the first quarter of fiscal 2006, $209,749 of the cash received from these subscriptions was used by the Company in its operations. In addition, the Company used $15,388 to pay the balance of a shareholder advance.

The Company does not expect any material capital expenditures for the balance of 2006.

At April 30, 2005, the Company had working capital of $459,299 compared to working capital of $539,825 at January 31, 2005.

Total assets at April 30, 2005 were $612,005 as compared to $773,184 at January 31, 2005.

The Company's total stockholders' equity decreased to $602,307 at April 30, 2005, as compared to $773,184 at January 31, 2005.

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

                           PART II: OTHER INFORMATION

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

Date: June 13, 2005

By:

/s/ Abel Raskas
------------------------------
Abel Raskas
President


Date: June 13, 2005

By:

/s/ Alex Stelmak
------------------------------
Alex Stelmak
CEO and Chief Financial Officer