Form 10QSB
period 2005-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2005-09-12
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                           Quarter Ended July 31, 2005

                         Commission File Number 0-30987


                        Advanced Technologies Group, Ltd.
             (Exact name of Registrant as specified in its Charter)

           Nevada                                               80-0987213
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


 32 Broadway, 3rd. Floor, New York, NY                            10004
(Address of principal executive offices)                        (Zip Code)


 32 Broadway, 4th. Floor, New York, NY                            10004
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

Class Outstanding at July 31, 2005
Common stock, $0.0001 par value 16,900,121

                               TABLE OF CONTENTS


Item                                                                        Page
                                                                            ----

INDEX                                                                         2

Part 1. Financial Information                                                 3

     Item 1. Condensed Consolidated Financial Statements:

          Balance sheet as of July 31, 2005 and January 31, 2005              4

          Statement of income (loss) for six months ended
          July 31, 2005 and 2004                                              5

          Statement of cash flows for six months ended
          July 31, 2005 and 2004                                              6

          Statement of changes in shareholders equity for
          the six months ended July 31, 2005                                  7

          Notes to condensed consolidated financial statements                8

     Item 2. Management's discussion and analysis of financial condition     12

Part II. Other information                                                   15

     Item 6. Exhibits and Reports on Form 8-K                                15

Signatures                                                                   16

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

                        Advanced Technologies Group, Ltd.
                      Unaudited Consolidated Balance Sheets
                    As of July 31, 2005 and January 31, 2005

                                                                              Unaudited
                                                                              31-Jul-05              31-Jan-05
                                                                            ------------           ------------
ASSETS

Current assets:
   Cash & interest bearing deposits                                         $    495,218           $    597,547
   Accounts receivable                                                            62,997                 21,955
                                                                            ------------           ------------
      Total current assets                                                       558,215                619,502

Other assets:
   Property & equipment- net                                                      73,087                 98,991
   Security deposit                                                               45,000                 45,000
   Trademarks & patents- net                                                       9,390                  9,691
                                                                            ------------           ------------

      Total assets                                                          $    685,692           $    773,184
                                                                            ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                      $      9,698           $     79,677
                                                                            ------------           ------------
      Total current liabilities                                                    9,698                 79,677

Shareholder loan payable                                                               0                 15,388

Shareholders' equity:
   Series A preferred stock, 1 share convertible to 1 share of common;
    13% cumulative non-participating, authorized 1,000,000 shares at
    stated value of $3 per share, issued and outstanding 876,576 shares        2,575,266              2,575,266

   Series B preferred stock, 1 share convertible to 1 share of common;
    6% cumulative non-participating, authorized 7,000,000 shares at stated value of $3 per share, issued and outstanding 588,131 shares,
    Subscribed 826,379 shares                                                  4,249,988              4,157,754

  Common stock- $.0001 par value, authorized 100,000,000 shares, Issued and outstanding, 16,790,127 shares at January 31, 2005 and 16,900,121
   shares at April 30, 2005                                                        1,790                  1,779
  Additional paid in capital                                                  29,685,857             29,355,886
  Accumulated deficit                                                        (35,836,907)           (35,412,566)
                                                                            ------------           ------------
      Total shareholders' equity                                                 675,994                678,119
                                                                            ------------           ------------

      Total Liabilities & Shareholders' Equity                              $    685,692           $    773,184
                                                                            ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                  For the Six and Three Months Ended July 31st

                                                     6 Mos              6 Mos              3 Mos             3 Mos
                                                   31-Jul-05          31-Jul-04          31-Jul-05         31-Jul-04
                                                 ------------       ------------       ------------      ------------
Total net revenues                               $    412,631       $    434,953       $    262,820      $    393,852

General and administrative expenses:
  Salaries and benefits                                67,444             73,947             42,053            38,442
  Promotion & advertising                              13,319            158,211              8,499           106,284
  Consulting                                           44,260             42,405             14,880            23,486
  Software maintenance                                282,307            263,161            114,021            81,548
  General administration                               86,293            273,664             20,891           100,359
  Depreciation                                         17,058             11,424             10,883               811
                                                 ------------       ------------       ------------      ------------

      Total general & administrative expenses         510,681            822,812            211,227           350,930
                                                 ------------       ------------       ------------      ------------

Net loss from operations                              (98,050)          (387,859)            51,593            42,922

Other revenues and expenses:
  Interest income                                       3,691              2,385              1,860             1,299
                                                 ------------       ------------       ------------      ------------

Net loss before provision for income taxes            (94,359)          (385,474)            53,453            44,221

Provision for income taxes                                  0                  0                  0                 0
                                                 ------------       ------------       ------------      ------------

Net loss                                         $    (94,359)      $   (385,474)      $     53,453      $     44,221
                                                 ============       ============       ============      ============

Loss per common share:
  Basic & fully diluted                          $      (0.03)      $      (0.07)      $       0.00      $       0.00

Weighted average of common shares:
  Basic & fully diluted                            16,847,624         16,987,039                  0        16,987,039

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                  For the Six and Three Months Ended July 31st

                                                               Unaudited           Unaudited
                                                               31-Jul-05           31-Jul-04
                                                               ---------           ---------
Operating Activities:
  Net loss                                                    $ (94,359)          $(385,474)
  Adjustments to reconcile net income items
   not requiring the use of cash:
    Amortization                                                    301                 302
    Depreciation                                                 25,902              11,424
  Changes in other operating assets and liabilities:
    Accounts receivable                                         (41,040)                  0
    Accounts payable & accrued expenses                         (69,979)             19,939
                                                              ---------           ---------
Net cash used by operations                                    (179,175)           (353,809)

Investing Activities:
  Investment in joint venture                                         0              59,800
  Purchase of property & equipment                                    0             (94,693)
                                                              ---------           ---------
Net cash provided by investing activities                             0             (34,893)

Financing Activities:
  Issuance of common stock                                            0                   0
  Issuance of preferred stock                                         0                   0
  Subscriptions received                                         96,000             737,885
  Placement fees                                                 (3,766)            (44,319)
  Shareholder loan                                              (15,388)            (42,335)
                                                              ---------           ---------
Net cash provided by financing activities                        76,846             651,231
                                                              ---------           ---------

Net increase (decrease) in cash during the period              (102,329)            262,529

Cash balance at beginning of the fiscal year                    597,547             361,856
                                                              ---------           ---------

Cash balance at July 31st                                     $ 495,218           $ 624,385
                                                              =========           =========
Supplemental disclosures of cash flow information:
  Interest paid during the period                             $       0           $       0
  Income taxes paid during the period                         $       0           $       0

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                  For the Six and Three Months Ended July 31st

                                 Common       Common      Preferred   Preferred     Paid in       Accumulated
                                 Shares      Par Value      Shares      Value        Capital        Deficit          Total
                                 ------      ---------      ------      -----        -------        -------          -----
Balance at January 31, 2005    16,790,127    $   1,779    2,267,086   $6,733,020   $29,355,886   $(35,412,566)   $  678,119

Subscriptions received             32,000       92,234       92,234

Dividends paid                    109,994           11      329,971     (329,982)            0

Net loss for the period           (94,359)     (94,359)
                               ----------    ---------   ----------   ----------   -----------   ------------    ----------

Balance at July 31, 2005       16,900,121    $   1,790    2,299,086   $6,825,254   $29,685,857   $(35,836,907)   $  675,994
                               ==========    =========   ==========   ==========   ===========   ============    ==========

Balance at January 31, 2004    16,619,603    $   1,662    1,468,819   $4,325,882   $30,092,672   $(33,644,646)   $  775,570

Subscriptions received            693,566      450,000

Net loss for the period          (385,474)    (429,695)
                               ----------    ---------   ----------   ----------   -----------   ------------    ----------

Balance at July 31, 2004       16,619,603    $   1,662    1,468,819   $5,019,448   $30,092,672   $(34,030,120)   $  795,875
                               ==========    =========   ==========   ==========   ===========   ============    ==========

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
                  For the Six and Three Months Ended July 31st


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

4. PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment at July 31, 2005 and at January 31, 2005:

                                             Unaudited
                                             31-Jul-05           31-Jan-05
                                             ---------           ---------
     Promotion Stat Software                 $  89,172           $  89,172
     Lease Improvements                         22,504              22,504
     Furniture & Fixtures                       30,176              30,176
     Equipment                                 226,830             226,830
     Accumulated depreciation                 (295,595)           (269,691)
                                             ---------           ---------

     Net property & equipment                $  73,087           $  98,991
                                             =========           =========

5. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding and the weighted average exercise price and years remaining on the warrants.

                                                                        Wgtd Avg
                                                          Wgtd Avg      Years to
                                            Amount     Exercise Price   Maturity
                                            ------     --------------   --------

     Outstanding at February 1, 2001          8,750

     Issued                                 824,806
     Expired                                      0
     Exercised                                    0
                                         ----------

     Outstanding at January 31, 2002        833,556

     Issued                                 404,411
     Expired                                      0
     Exercised                                    0
                                         ----------

     Outstanding at January 31, 2003      1,237,967

     Issued                                 543,442
     Expired                                 (8,750)
     Exercised                                    0
                                         ----------

     Outstanding at January 31, 2004      1,772,659

     Issued                                       0
     Expired                                      0
     Exercised                                    0
                                         ----------

     Outstanding at January 31, 2005      1,772,659

     Issued                                       0
     Expired                                      0
     Exercised                                    0
                                         ----------

     Outstanding at July 31, 2005         1,772,659         $ 5            0.64
                                         ==========

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   31-Jul-05         31-Jul-04
                                                  -----------       -----------
     Net loss before provision for income taxes   $   (98,050)      $  (387,859)
                                                  ===========       ===========

     Current tax expense:
       Federal                                    $         0       $         0
       State                                                0                 0
                                                  -----------       -----------
       Total                                      $         0       $         0

     Less deferred tax benefit:
       Timing differences                          (2,848,338)       (2,252,941)
       Allowance for recoverability                 2,848,338         2,252,941
                                                  -----------       -----------
       Provision for income taxes                 $         0       $         0
                                                  ===========       ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                           34%               34%
     Statutory state and local income tax                  10%               10%
     Less allowance for tax recoverability                -44%              -44%
                                                  -----------       -----------
     Effective rate                                         0%                0%
                                                  ===========       ===========

Deferred income taxes are comprised of the following:

     Timing differences                           $ 2,848,338       $ 2,252,941
     Allowance for recoverability                  (2,848,338)       (2,252,941)
                                                  -----------       -----------
     Deferred tax benefit                         $         0       $         0
                                                  ===========       ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2024 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7. ISSUANCES OF COMMON STOCK AND DIVIDENDS PAID

During the six months ended July 31, 2005, the Company issued 109,994 common shares to existing preferred shareholders as a dividend.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company), was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased FX3000, Inc. (formerly Oxford Global Network, Ltd.), and the designer of the FX3000 software program. The FX3000 software program is a real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company sold its interest in its FX3000 program to FX Direct Dealer, LLC, a joint venture company that markets the FX3000 software program for a 25% interest in FX Direct Dealer, LLC. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer, or $1,670,485, was recorded as an investment in the joint venture in the balance sheet.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the six and three months ended July 31, 2005 and July 31, 2004.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE THREE MONTHS:

Net revenues for the first half of fiscal 2006 were $412,631 compared to $434,953 for the same period in fiscal 2005, a slight decrease due to lower revenues from the PromotionStat program. Net revenues from the Company's investment in the joint venture to market the FX3000 program remained consistent at about $71,000 per month and are expected to increase slightly towards the end of fiscal 2006. During fiscal 2005 monthly revenues from the FX3000 program averaged $60,000 per month. PromotionStat net revenues for the first half of fiscal 2006 were approximately $6,000 as compared to $80,000 during the same period last year. Management expects that net revenues from PromotionStat will remain unchanged at this level for the foreseeable future.

Net revenues for the three months ended July 31, 2005 were $262,820 compared to $393,852 for the same period in 2005, again showing a decrease from fiscal 2005 due to decreased revenues from the Company's PromotionStat program.

General and administrative expense for the first half of fiscal 2006 was $510,681 compared to $822,812 for the first half of fiscal 2005, a decrease of almost 40%. Major reductions in costs during the first half of 2006 were promotion and advertising and administrative costs with a lesser reductions in salaries and benefits, offset in part by slight increases in consulting costs, software maintenance and depreciation.

A detail of general administrative costs is as follows:

                                               31-Jul-05           31-Jul-04
                                               ---------           ---------

     Travel, lodging, & meals                  $ 18,216            $101,449
     Rent & utilities                             8,379              40,154
     Supplies                                     4,114              74,947
     Automobile costs                            16,432              16,780
     Telephone                                   15,326              14,997
     Professional fees                           15,825              13,104
     Miscellaneous taxes                          5,000               6,714
     Postage                                      3,001               5,519
                                               --------            --------
     Total                                     $ 86,293            $273,664
                                               ========            ========

For the three months ended July 31, 2005, general and administrative expenses totaled $211,227 compared to $350,930 for the three months ended July 31, 2005, also reflecting a decrease of approximately 40%.

After deducting general and administrative costs, the Company experienced a loss from operations during the first half of fiscal 2006 of $98,050, as compared to a loss from operations of $822,812 during the same period in fiscal 2005. This reflects a reduction in the Company's operating loss of approximately 75% during the period ended July 31, 2005.

During the three months ended July 31, 2005, the Company realized a gain from operations of $51,593 compared to a gain of $42,922 for the same period in fiscal 2005, an increase of slightly over 20%.

Interest income has increased slightly during both the six and three months ended July 2005. The Company invests excess cash balance in money market accounts.

During the six months ended July 31, 2005, the Company's net loss decreased to $94,359, or a loss of $0.03 per share, compared to a net loss of $385,474, or $0.07 per share, during the first half of fiscal 2005, an improvement of over 75%. Net income for the three months ended July 31, 2005 was $53,453, or $0.00 per share compared to income of $44,221, or $0.00 per share for same period in fiscal 2005.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005 cash on hand was $495,218 as compared with $597,547 at January 31, 2005. The Company does not expect any material capital expenditures for the balance of fiscal 2006.

At July 31, 2005, the Company had working capital of $548,517 compared to a working capital of $539,825 at January 31, 2005.

Total assets at July 31, 2005 were $685,692 as compared to $773,184 at January 31, 2005.

The Company's total stockholders' equity decreased to $675,994 at July 31, 2005 from $678,119 at January 31, 2005. The loss from operations of $94,234 was offset by the subscriptions received of $92,234, accounting for the slight decrease in shareholder equity.

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

Date: September 12, 2005


By: /s/ Abel Raskas
   ------------------------------
   Abel Raskas
   President


Date: September 12, 2005


By: /s/ Alex Stelmak
   ------------------------------
   Alex Stelmak
   CEO and Chief Financial Officer