Form 10QSB
period 2005-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2005-12-08
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                         Quarter Ended October 31, 2005

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 31, 2005
          -----                                  -------------------------------
Common stock, $0.0001 par value                             16,900,121

                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----

INDEX                                                                          2

Part 1. Financial Information

     Item 1. Condensed Consolidated Financial Statements:                      3

          Balance sheet as of October 31, 2005 and January 31, 2004            4

          Statement of income (loss) for nine months ended
          October 31, 2005 and 2004                                            5

          Statement of cash flows for nine months ended
          October 31, 2005 and 2004                                            6

          Statement of changes in shareholders equity for the nine
          months ended October 31, 2005                                        7

          Notes to condensed consolidated financial statements                 8

     Item 2. Management's discussion and analysis of financial condition      12

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                                 16

Signatures                                                                    17

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

                        Advanced Technologies Group, Ltd.
                      Unaudited Consolidated Balance Sheets
                   As of October 31, 2005 and January 31, 2005

                                                                             Unaudited
                                                                             31-Oct-05             31-Jan-05
                                                                            -----------           -----------
ASSETS

Current assets:
   Cash & interest bearing deposits                                         $    388,252           $    597,547
   Accounts receivable                                                            22,955                 21,955
                                                                            ------------           ------------
      Total current assets                                                       411,207                619,502

Other assets:
   Property & equipment- net                                                      66,703                 98,991
   Security deposit                                                               45,000                 45,000
   Trademarks & patents- net                                                       9,237                  9,691
                                                                            ------------           ------------

      Total assets                                                          $    532,147           $    773,184
                                                                            ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                      $      9,698           $     79,677
                                                                            ------------           ------------
      Total current liabilities                                                    9,698                 79,677

Shareholder loan payable                                                               0                 15,388

Shareholders' equity:
   Series A preferred stock, one share convertible to one
    share of common; 13% cumulative non-participating, authorized
    1,000,000 shares at stated value of $3 per share, issued and
    outstanding 876,576 shares                                                 2,575,266              2,575,266
   Series B preferred stock, one share convertible to one
    share of common; 6% cumulative non-participating, authorized
    7,000,000 shares at stated value of $3 per share, issued and
    outstanding 588,131 shares                                                 4,441,101              4,157,754
   Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 16,790,127 shares at January 31, 2005
    and 16,900,121 shares at October 31, 2005                                      1,790                  1,779
   Additional paid in capital                                                 29,685,857             29,355,886
   Accumulated deficit                                                       (36,181,565)           (35,412,566)
                                                                            ------------           ------------
      Total shareholders' equity                                                 522,449                678,119
                                                                            ------------           ------------

      Total Liabilities & Shareholders' Equity                              $    532,147           $    773,184
                                                                            ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                For the Nine and Three Months Ended October 31st

                                                       9 Mos              9 Mos              3 Mos              3 Mos
                                                     31-Oct-05          31-Oct-04          31-Oct-05          31-Oct-04
                                                   ------------       ------------       ------------       ------------
Revenues:
  Gross revenues                                   $    682,092       $    704,319       $    257,846       $    269,366
  Cost of revenues                                      (52,178)                 0            (40,563)
                                                   ------------       ------------       ------------       ------------

      Total net revenues                                629,914            704,319            217,283            269,366

General and administrative expenses:
  Salaries and benefits                            $    169,303       $    107,945       $    101,859       $     33,998
  Promotion & advertising                                16,549            352,245              3,230            194,034
  Consulting                                            226,524            172,936            182,264            130,531
  Software maintenance                                  380,428            438,438             98,121            175,277
  General administration                                267,100            344,212            180,807             70,548
  Depreciation                                           14,975             18,140             (2,083)             6,716
                                                   ------------       ------------       ------------       ------------

      Total general & administrative expenses         1,074,879          1,433,916            564,198            611,104
                                                   ------------       ------------       ------------       ------------

Net loss from operations                               (444,965)          (729,597)          (346,915)          (341,738)

Other revenues and expenses:
  Interest income                                         5,948              3,815              2,257              1,440
                                                   ------------       ------------       ------------       ------------

Net loss before provision for income taxes             (439,017)          (725,782)          (344,658)          (340,298)

Provision for income taxes                                    0                  0                  0                  0
                                                   ------------       ------------       ------------       ------------

Net loss                                           $   (439,017)      $   (725,782)      $   (344,658)      $   (340,298)
                                                   ============       ============       ============       ============
Loss per common share:
  Basic & fully diluted                            $      (0.07)      $      (0.09)      $      (0.02)      $      (0.02)

Weighted average of common shares:
  Basic & fully diluted                              16,883,137         16,987,039         16,900,121         16,987,039

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                  For the Six and Three Months Ended July 31st

                                                            Unaudited         Unaudited
                                                            31-Oct-05         31-Oct-04
                                                           -----------       -----------
Operating Activities:
  Net loss                                                 $  (439,017)      $  (725,782)
  Adjustments to reconcile net income items
   not requiring the use of cash:
     Amortization                                                  454               455
     Depreciation                                               32,286            18,140
  Changes in other operating assets and liabilities:
     Accounts receivable                                        (1,000)          (21,335)
     Accounts payable & accrued expenses                       (69,977)           19,939
                                                           -----------       -----------
Net cash used by operations                                   (477,254)         (708,583)

Investing Activities:
  Purchase of property & equipment                                   0           (87,962)
                                                           -----------       -----------
Net cash provided by investing activities                            0           (87,962)

Financing Activities:
  Subscriptions received                                       307,117         1,154,625
  Placement fees                                               (23,770)          (50,269)
  Shareholder loan                                             (15,388)          (48,528)
                                                           -----------       -----------
Net cash provided by financing activities                      267,959         1,055,828
                                                           -----------       -----------

Net increase (decrease) in cash during the period             (209,295)          259,283

Cash balance at beginning of the fiscal year                   597,547           361,856
                                                           -----------       -----------

Cash balance at October 31st                               $   388,252       $   621,139
                                                           ===========       ===========
Supplemental disclosures of cash flow information:
  Interest paid during the period                          $         0       $         0
  Income taxes paid during the period                      $         0       $         0


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                     For the Nine Months Ended October 31st

                           Common      Common      Preferred     Preferred      Paid in        Accumulated
                           Shares     Par Value      Shares        Value        Capital          Deficit           Total
                           ------     ---------      ------        -----        -------          -------           -----
Balance at 2/1/05        16,790,127     $1,779      2,267,086    $6,733,020    $29,355,886     $(35,412,566)    $   678,119

Subscriptions received                                102,372       283,347                                         283,347

Dividends paid              109,994     $   11                                 $   329,971     $   (329,982)    $         0

Net loss for the period                                                                            (439,017)       (439,017)
                         ----------     ------     ----------    ----------    -----------     ------------     -----------

Balance at 10/31/05      16,900,121     $1,790      2,369,458    $7,016,367    $29,685,857     $(36,181,565)    $   522,449
                         ==========     ======     ==========    ==========    ===========     ============     ===========


Balance at 2/1/04        16,619,603     $1,662      1,468,819    $4,325,882    $30,092,672     $(33,644,646)    $   775,570

Subscriptions received                                                           1,104,356                        1,104,356

Net loss for the period                                                                            (725,782)       (725,782)
                         ----------     ------     ----------    ----------    -----------     ------------     -----------

Balance at 10/31/04      16,619,603     $1,662     $1,468,819    $4,325,882    $31,197,028     $(34,370,428)    $ 1,154,144
                         ==========     ======     ==========    ==========    ===========     ============     ===========

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
                     For the Nine Months Ended October 31st


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the designer and owner of the FX3000, a foreign currency trading software system.

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

Net loss per share is calculated as follows:

                                          31-Oct-05           31-Oct-04
                                          ---------           ---------

     Shares outstanding                   16,900,121          16,987,039
                                         ===========         ===========
     Weighted average                     16,883,137          16,987,039
                                         ===========         ===========

     Net loss                            $  (439,017)        $  (725,782)
     Loss available to preferred            (695,332)           (876,625)
                                         -----------         -----------
     Common net income                   $(1,134,349)        $(1,556,133)
                                         ===========         ===========
     Loss per common share:
       Basic & fully diluted             $     (0.07)        $     (0.09)
                                         ===========         ===========

4. PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment at October 31, 2005 and at January 31, 2005:

                                             Unaudited
                                             31-Oct-05           31-Jan-05
                                             ---------           ---------

     Promotion Stat Software                 $  89,172           $  89,172
     Lease Improvements                         22,504              22,504
     Furniture & Fixtures                       30,174              30,176
     Equipment                                 226,830             226,830
     Accumulated depreciation                 (301,977)           (269,691)
                                             ---------           ---------

     Net property & equipment                $  66,703           $  98,991
                                             =========           =========

5. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding and the weighted average exercise price and years remaining on the warrants.

                                                                        Wgtd Avg
                                                          Wgtd Avg      Years to
                                            Amount     Exercise Price   Maturity
                                            ------     --------------   --------
     Outstanding at February 1, 2001          8,750
     Issued                                 824,806
     Expired                                      0
     Exercised                                    0
                                         ----------

     Outstanding at January 31, 2002        833,556
     Issued                                 404,411
     Expired                                      0
     Exercised                                    0
                                         ----------

     Outstanding at January 31, 2003      1,237,967
     Issued                                 543,442
     Expired                                 (8,750)
     Exercised                                    0
                                         ----------

     Outstanding at January 31, 2004      1,772,659
     Issued                                       0
     Expired                                      0
     Exercised                                    0
                                         ----------

     Outstanding at January 31, 2005      1,772,659
     Issued                                       0
     Expired                                      0
     Exercised                                    0
                                         ----------
     Outstanding at October 31, 2005      1,772,659         $5            0.39
                                         ==========

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                    31-Oct-05        31-Oct-04
                                                    ---------        ---------

     Net loss before provision for income taxes    $  (444,965)     $  (729,597)
                                                   ===========      ===========
     Current tax expense:
       Federal                                     $         0      $         0
       State                                                 0                0
                                                   -----------      -----------
       Total                                       $         0      $         0

     Less deferred tax benefit:
       Timing differences                           (2,987,127)      (2,404,536)
       Allowance for recoverability                  2,987,127        2,404,536
                                                   -----------      -----------
       Provision for income taxes                  $         0      $         0
                                                   ===========      ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                            34%              34%
     Statutory state and local income tax                   10%              10%
     Less allowance for tax recoverability                 -44%             -44%
                                                   -----------      -----------
     Effective rate                                          0%               0%
                                                   ===========      ===========

     Deferred income taxes are comprised of the following:

     Timing differences                            $ 2,987,127      $ 2,404,536
     Allowance for recoverability                   (2,987,127)      (2,404,536)
                                                   -----------      -----------
     Deferred tax benefit                          $         0      $         0
                                                   ===========      ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2024 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7. ISSUANCES OF COMMON STOCK AND DIVIDENDS PAID

During the nine months ended October 31, 2005, the Company issued 109,994 common shares to existing preferred shareholders as a dividend.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the nine and three months ended October 30, 2005 and October 30, 2004.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME (NINE MONTHS)

Total net revenues for the first nine months of fiscal 2006 were $682,092, compared to $704,319 for the same period in fiscal 2005, a slight decrease due to lower revenues from the Company's PromotionStat program. Revenues from the Company's joint venture to market the FX 3000 Program remained consistent at about $71,000 per month. Management believes that revenues from this joint venture will increase slightly towards the end of fiscal 2006 and continue to increase further beyond that as the marketing program for this product continues to develop throughout fiscal 2007. Last years monthly revenues from the FX3000 program use averaged $60,000 per month. Management expects that net revenues from PromotionStat will remain unchanged at current levels for the foreseeable future.

General and administrative expense for the first nine months of fiscal 2006 was $1,074,879 compared to $1,433,916 for 2005, a decrease of 25%. Major decreases in costs during this period were promotion and advertising costs. A detail of general administrative costs is as follows:

                                                 31-Oct-05         31-Oct-04
                                                 ---------         ---------

     Travel, lodging, & meals                    $ 68,077          $164,744
     Rent & utilities                              29,314            52,133
     Supplies                                      46,631            43,779
     Automobile costs                              37,155            25,780
     Telephone                                     28,480            27,156
     Professional fees                             46,588            16,395
     Miscellaneous taxes                            6,995             7,089
     Postage                                        3,860             7,136
                                                 --------          --------

     Total                                       $267,100          $344,212
                                                 ========          ========

After deducting general and administrative costs, the Company experienced a loss from operations of $444,965 for the first nine months of fiscal 2006, compared to an operating loss of $729,597 for the same period in fiscal 2005.

Interest income has increased over 2005 since the Company's average cash balance has increased significantly in 2006. The Company invests excess cash balance in money market accounts.

Net loss for this period in fiscal 2006 was $439,017 or $0.07 per share compared to a loss of $725,782, or $0.09 per share for the same period in fiscal 2005.

Net revenues for 2006 were $217,283 compared to $269,366 for the same period in 2005. The decrease is due to lower revenues from the PromotionStat program. Revenues from the Company's joint venture to market the FX 3000 Program remained consistent at about $71,000 per month. Management believes that revenues from this joint venture will increase slightly towards the end of fiscal 2006 and continue to increase further beyond that as the marketing program for this product continues to develop throughout fiscal 2007. PromotionStat net revenues for this quarter in fiscal 2006 were approximately $6,000 as compared to $80,000 for the same period last year. Management expects that net revenues from PromotionStat will remain unchanged at this level for the foreseeable future.

COMPARISON OF OPERATING RESULTS (THREE MONTHS)

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME

Total net revenues for the three months ended October 30, 2005 were $217,283, compared to $269,366 for the same period in fiscal 2005. The decrease during this period was due to lower revenues from the PromotionStat program. Of this, $260,084 represented revenues from the Company's joint venture to market the FX 3000 Program, as compared to $35,686 for the same period in fiscal 2004, an increase of almost 629%. However, it should be remembered that revenues from the joint venture in the FX3000 program began to be realized in the middle of the third quarter of fiscal year 2004. Management believes that revenues from this joint venture will continue to increase through fiscal 2005 and beyond as the marketing program for this product continues to develop throughout 2005.

General and administrative expense for the third quarter of fiscal 2006 was $564,198 compared to $611,104 for the same period in fiscal 2005, a decrease of 8%. Major reductions in costs in 2006 were promotion and advertising and administrative costs.

After deducting general and administrative costs, the Company experienced a loss from operations of $346,915 for the third quarter of fiscal 2006, compared to a loss of $341,738 for the same period in fiscal 2005.

Interest income has increased over 2005 since the Company's average cash balance has increased significantly in 2006. The Company invests excess cash balance in money market accounts.

Net loss for the third quarter of fiscal 2006 was $344,658, or $0.02 per share compared to loss of $340,298, or $0.02 per share for the same period in fiscal 2005.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2005 cash on hand was $388,252 as compared with $597,547 at January 31, 2005. During the period the Company received $283,347 in net subscriptions to its preferred B stock. Operations used $477,254 of the cash. In addition, the Company used $15,388 to pay the balance of a shareholder advance.

The Company does not expect any material capital expenditures for the balance of fiscal 2006.

At October 31, 2005, the Company had working capital of $401,509 compared to a working capital of $539,825 at January 31, 2005.

Total assets at July 31, 2005 were $532,147 as compared to $773,184 at January 31, 2005.

The Company's total stockholders' equity decreased to $522,449 at October 31, 2005 from $678,119 at January 31, 2005. The loss from operations of $439,017 was offset by the subscriptions received of $283,347, accounting for the decrease in shareholder equity.

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


Date: December 8, 2005 By:                  /s/ Alex Stelmak
                                            ---------------------------------
                                            Alex Stelmak
                                            CEO and Chief Financial Officer


Date: December 8, 2005 By:                  /s/ Abel Raskas
                                            ---------------------------------
                                            Abel Raskas
                                            President