Form 10KSB
period 2006-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2006-05-12
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of voting stock held by Registrant's non-affiliates on May 1, 2006 was $0.

The registrant's gross revenues for its most recent fiscal year were $951,644.

Number of shares outstanding of each of the registrant's classes of common equity as of January 31, 2006 is, 17,263,140. There is no public market for Registrant's securities at the date of this Report.

                                   FORM 10-KSB
                                JANUARY 31, 2006
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

ITEM 1. DESCRIPTION OF BUSINESS

(A) CORPORATE HISTORY

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 software program. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. The remaining 75% of the joint venture is owned by Tradition, N.A., a subsidiary of Compagnie Financiere Tradition, a major Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer was $1,670,485. However, as of January 31, 2006, the Company presently carries the value of its investment in the joint venture at $-0-.

At that point, the Company ceased all its efforts to directly market the FX3000 software and redirected its efforts to the acquisition, development and commercialization of other types of technology intended for the e-commerce marketplace.

During October 2001, the Company acquired 100% of the issued and outstanding common stock of Luxury Lounge Inc. ("Luxury") in exchange for 7,918,565 shares of its common stock. Luxury, at the time of acquisition, operated an on-line interactive web site specializing in selling jewelry and other luxury appliances at a discount to the retail and wholesale consumer. In addition, Luxury was also in the process of developing several ancillary technologies designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. The Company believes that these technologies, (known as PromotionStat and Promote4Free) when properly developed, will have the potential for generating significant revenues and profits for the Company. The PromotionStat program will allow on-line retailers and advertisers to verify customers and categorize the patrons of on-line retail stores. Due to economic conditions, the Company terminated Luxury's on-line marketing operations and devoted all of its efforts and resources to complete the development and initiate the commercialization of the PromotionStat and Promote4Free technologies.

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat e-commerce advertising screening platform software. To date, limited revenues ($951,644 in fiscal 2006, compared to $494,075 in fiscal 2005) have been generated from the Company's continuous software development and maintenance of FX Direct Dealer platform and no revenues have resulted from the PromotionStat e-commerce software platform during fiscal 2006. Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

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

I. THE FX3000 SYSTEM

The Company's first venture after its formation was development of the patent pending, Internet-based FX3000 software system, a Java-based online foreign exchange dealing system. This system created an on-line foreign currency exchange ("Forex") trading service that offers a complete and technologically superior software platform that allows the retail-level foreign exchange clients access to 24-hour, commission-free foreign exchange dealing, using inter-bank liquidity and efficiencies. As mentioned above, in 2002 the Company reached an agreement with Tradition N.A., a subsidiary of Compagnie Financiere Tradition, a major international financial institution, to implement FX3000 on a commercial scale through a joint venture with the Company.

Under the joint venture, the Company assigned all of the FX3000 technology to the new joint venture company with Tradition NA, which assumed all administrative, funding and marketing responsibilities of commercializing the FX3000 system. Management believes that as the joint venture continues to develop its commercial operations this will be the leading source of revenues for the Company over the foreseeable future. As such, in order to provide a better understanding of the potential of this new technology, following is a brief discussion of the Forex markets and how the FX3000 system operates.

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

The Company initially developed its on-line trading environment to include real-time dealing quotes, charting, technical analysis tools and news all in one comprehensive product. FX3000 fully integrates the client, dealer, back office and System Administrator functions. Product features include high-speed execution of client orders and the ability to monitor in real time margin availability, net exposure and profit and loss on all open positions. Following establishment of the joint venture, the Company continued upgrading the FX3000 system to enable the system to better fulfill its market mission and meet the performance criteria established by its joint venture partner. Commercial operation of the upgraded FX3000 software platform began, on a limited basis, during calendar year 2003 and have continued to develop and evolve through 2006.

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

The PromotionStat System can also be used by Company A to provide:

     * Real traffic on the pages of the ad promoter and compare those numbers with the numbers promised;
     * Efficiency of Company A's banner based on the CTR so that Company A may make effective modifications to its advertising.
     * By utilizing a special filtering feature in the PromotionStat reporting system, Company A can input the special reference number assigned SomeAdvertiser.com and receive the actual number of unique visitors that came from their web page daily.
     * Company A can receive detailed information about these visitors including date and time of their visit, where they came from, who referred them, their IP number and the geographic region they are from.
     * Company A can receive information regarding which pages were visited, which product, department or category was of most interest and which resulted in actual sales for each day of the week broken down by referral source or tracked on an individual basis.

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

By combining the innovative services offered by PromotionStat with the advantageous services offered by Promote4Free, management believes that the Company will become a leader in restoring confidence in Internet advertising and making advertising online profitable. Promote4Free and PromotionStat are two innovative software systems that are designed to address an existing basic need of E-Businesses of today and strive to promote web sites efficiently and effectively while reducing advertising spending and optimizing financial rewards.

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

IV. RISK FACTORS

1. LIMITED OPERATING HISTORY AND RECORD OF EARNINGS. The Company has only a limited history of operations. The Company has transferred its principal technology to a joint venture formed with Tradition N.A., a major brokerage and financial company, in exchange for a 25% interest in the joint venture. The joint venture has only recently begun to market the FX3000 software system and to provide revenues to the Company. The Company is also developing additional software product aimed at the e-commerce market, although no assurance can be given as to when these additional technologies will result in operating revenues to the Company. For fiscal year 2005, the Company realized a net loss of $905,298 (as compared to a net loss of $1,436,378 for fiscal 2005). As a development stage enterprise, the Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships. Further, the Company's auditor has included a "going concern" footnote in the Company's audited financial statements for fiscal 2006. See "FINANCIAL STATEMENTS - FOOTNOTE 12."

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

6. RELIANCE UPON WEB SITE, NETWORK INFRASTRUCTURE AND TRANSACTION-PROCESSING SYSTEMS. The satisfactory performance, reliability and availability of the Company's Internet-based technologies, transaction-processing systems and network infrastructure are critical to its operating results, as well as to its ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in the unavailability of or reduced performance of the Company's systems would reduce the volume of revenues and the functionality of the Company's technology. Further, any interruptions in such service could adversely impact the effectiveness of the Company's technology and its ability to perform the functions for which they have been designed. This would seriously harm the Company's business, operating results and financial condition. Management expects that there will be a need to periodically upgrade its system architecture to accommodate increased traffic and processing needs as the Company's business continues to develop. Management expects this process to be time consuming and expensive without any assurance that such upgrades will be successful.

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

ITEM 3. LEGAL PROCEEDINGS

Following the end of the fiscal year, a former consultant to the Company brought a suit against the Company and certain of its management alleging that he was entitled to receive certain shares of the Company's common stock and for other damages. The Company has retained special litigation counsel and will vigorously defend against the claims made by the plaintiff in that action. After consulting with such counsel management believes that the claims made by the plaintiff are without merit and expects to prevail in all respects in that action.

Apart from the foregoing action, the Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it or any officer or director, in his capacity as such, has been threatened by any person or entity.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during fiscal 2006.

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

The Company's Common Stock has been approved for trading on the OTC Bulletin Board system under the symbol "AVGG."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

BACKGROUND

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. Although the Company had begun to generate revenues from the leasing of the FX3000 software system, in March 2002, the Company transferred its FX3000 system to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software program. At that time the Company terminated all existing leases for the FX3000 system. The Company received a 25% interest in the joint venture company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a subsidiary of Compagnie Financiere Tradition, a major Swiss-based financial company.

The Company also is the developer of the PromotionStat and Promote4Free software program, which assists on-line advertisers in monitoring their marketing effectiveness and which is planned to be marketed through the Company's subsidiaries. The Company believes that these technologies, when properly developed, will have the potential for generating significant revenues and profits for the Company.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the fiscal years ended January 31, 2006 and January 31, 2005.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

Total gross revenues for the fiscal year 2006 were $951,644 (compared to $940,195 for fiscal 2005), which consisted of $951,644 in revenues realized from the FX3000 joint venture (compared to $859,444 for fiscal 2005) and $-0- from the on-line use of the PromotionStat software (compared to $80,751 for fiscal
2004). After costs of revenues of $624,877 (compared to $557,939 for fiscal
2005) the Company realized net revenues of $326,767 for fiscal 2006, compared to $382,256 for fiscal 2005. The decrease in net revenues were due primarily to the decrease in revenues from the use of the PromotionStat software product and certain costs incurred in the testing of that software product which, although resulting in an immediate decline in revenues, are expected to increase utilization of the PromotionStat software in the future. It is important to note that during fiscal 2005 the Company's efforts with respect to PromotionStat resulted in the commencement of initial limited revenues with respect to this technology. During fiscal 2006 management elected to focus on the finalization of development of that software and elected to only offer its use as a promotion for the FX3000 software free of charge to new subscribers to the FX3000 software. Management intends to continue this promotion in the foreseeable future.

Management's cut its administrative costs, which began during fiscal 2004, continued during 2006 with total general and administrative expense for fiscal 2006 declining to $1,240,742 compared to $1,458,720 for last year, a decrease of $217,978 or slightly less than 15%. The main area of decreased costs was consulting expenses that decreased to $179,640 (compared with $378,913 in fiscal
2005); promotion and advertising costs which decreased to $347,786 (compared to $361,197 in fiscal 2005); and general administration expenses which decreased to $356,861 (compared to $554,792 in fiscal 2005). However, the Company did realize increases in salaries and benefits, which rose to $293,664 (compared to $135,308 in fiscal 2005) and in depreciation expenses which rose to $34,752 (compared to $28,510 in fiscal 2005).

After deducting general and administrative costs, the Company experienced a loss from operations of $913,975 for the fiscal 2006, compared to a loss of $1,436,378 for last year. This represents a decrease in the Company's loss of $531,080 or approximately 37% over that experienced in fiscal 2005. Management attributes this to normal fluctuations in revenues while commercial operations are established by the joint venture and the Company's continued success in reducing operating costs.

Net loss for fiscal 2006 was $905,298, or $0.05 per share, compared to a loss of $1,436,378, or $.13 per share for last year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders at January 31, 2006 and January 31, 2005. At January 31, 2006 and January 31, 2005, the preferred dividends were in arrears for $-0- and $653,879, respectively.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2006 cash on hand was $442,575 as compared with $597,547 at January 31, 2005. During fiscal 2006, the Company issued 1,196,427 shares of preferred stock and received net proceeds of $589,093. The Company applied $1,138,171 received in fiscal 2005 for the preferred B towards this issuance.

The Company used these cash proceeds to pay for its business operations, to purchase and upgrade its computer hardware, and to pay down a loan from a shareholder. The Company does not expect any material capital expenditures in fiscal year 2007.

At January 31, 2006, the Company had working capital of $393,066 compared to working capital of $569,437 at January 31, 2005. Working capital decreased mainly as a result of reduced cash on hand due to normal fluctuations in the use of cash by the Company and repayment of a loan due to a shareholder during fiscal 2006.

Total assets at January 31, 2006 were $560,749 as compared to $773,184 at January 31, 2005. The principal cause of this decrease in total assets at January 31, 2006 was the decrease in cash on hand and prepaid expenses at January 31, 2006.

The Company's total stockholders' equity decreased to $466,240 at January 31, 2006 from $678,019 at January 31, 2005. Stockholders' equity decreased principally because of the loss from operations experienced by the Company, as offset in part by the issuance of preferred stock for cash during the period.

During fiscal year 2006, the Company issued 35,485 shares of common stock to consultants for services rendered. In addition, the Company issued 437,528 shares of common stock to preferred A and preferred B stock holders to pay preferred dividends in arrears. The Company valued the shares of common stock issued during fiscal 2006 at $1,390,658.

During fiscal 2006 FXDirectDealer LLC, the Company's joint venture with Tradition NA began to recognize a net profit from operations. However, due to the loans that Tradition had made to the joint venture during the initial years when it was developing its business operations, all of the net profits generated to date have been applied to the partial repayment of these loans. Management believes that, based upon the rate of growth of the joint venture's operations and its projected profitability, all loans due to Tradition will be fully repaid during fiscal 2007. Thereafter, management expects that the Company will begin to receive profit distributions on a quarterly basis as provided for in the joint venture agreement.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of Advanced Technologies Group, Ltd. for the years ending January 31, 2006 and 2005 are submitted herewith as PART F/S on Pages 31 to 45.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no disagreements with the registrants former or present Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has three officers and three directors.

The following table sets forth as of the date hereof, with respect to each of the Company's directors and officers their position and their ages:

   NAME              AGE                     POSITION
   ----              ---                     --------
Alex Stelmak         57      Chief Executive Officer, Chairman of the Board
                             of Directors & CFO

Stan Mashov          37      Vice President, Chief Technology Officer & Director

Dr. Abel Raskas      65      President, Senior Marketing Director and Director
                             of the Company; CEO and Director of Luxury Lounge and its Subsidiaries

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

ALEX STELMAK, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Mr. Stelmak founded and has been President and Chief Executive Officer of the Company since its formation in 1997. He has over twenty years of experience in operation and management, building highly successful financial services firms. Mr. Stelmak has served as President of Commonwealth Capital Group, Ltd., a financial advisory and investment-banking firm that has been engaged as a consultant to the Company. From 1996 to 1998, he served as the President of Oxford Holdings - a Registered Commodities Broker/Dealer principally engaged in providing managed currency-trading programs for Institutional and private clients. Prior to 1996 Mr. Stelmak also served as a stockbroker with BDS Securities, Greenway Capital and US Securities, Inc. He holds a Series 7 and 63 licenses from the National Association of Securities Dealers. Mr. Stelmak holds a BS degree in Business Administration with a major in accounting.

STAN MASHOV, VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER

Mr. Mashov founded and has been Vice President and head of information technology of the Company since its formation in 1997. He has also served in the same capacity for Oxford since its formation in September 1997. Mr. Mashov has been mainly responsible for the design, development and implementation of the FX3000 on-line currency trading software platform. He is also responsible for FX3000's human and technical resources dedicated to software, technology and infrastructure development, implementation and business support. During his tenure with the Company Mr. Mashov assembled a superior team of programmers who, under his supervision designed, developed and implemented FX3000's assignment for a new software system to meet trading, risk management and back office business requirements. He was also instrumental in implementing FX3000's web site, manual and educational material. Prior to joining the Company, Mr. Mashov served as Chief Analyst and Currency Trader for Oxford Holdings, a company principally engaged in providing managed currency trading programs for individual investors. Mr. Mashov received his Degree in Accounting from Berkeley College.

DR. ABEL RASKAS, PRESIDENT/SENIOR MARKETING DIRECTOR

Dr. Raskas has served as a director of the Company since 1998. He is also Founder and President of Luxury Lounge, Inc. - an Internet wholesaler and retailer of luxury and premium quality goods and services recently acquired by the Company. Prior to establishing Luxury Lounge, Inc. Dr Raskas served as Vice President of Trimol Group, Ltd., a Publicly Held company engaged in the business of producing specialized documents through patented software. As a Principal of Trimol Group, Ltd, Dr. Raskas was instrumental in bringing the Company to the Public Market. Prior to joining Trimol, from 1991 to 1998, he was a Principal and Vice President of Ocean Bridge International, Ltd., a company principally engaged in commercial finance and International trade with Eastern European countries. From 1980 to 1986 Dr. Raskas was the Founder and Principal of ABDATA Independence, Inc., a computer service bureau that was acquired in 1986 by Sandata Corp. Following the sale of ABDATA, Dr. Raskas remained a director of Marketing for Sandata Corp. until 1991. During this same period Dr. Raskas managed a data processing school and was one of the founders of CAIS Systems, a computer advertising information system. From 1966 through 1979 Dr. Raskas was an independent consultant in the design and implementation of management information systems ("MIS") to different industries. Dr. Raskas holds the equivalent of a Doctorate Degree in business management and computer science from St. Petersburg University (received in 1973). He has authored 20 articles and one book all in the field of business management and computer science.

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

KEN R. LEW, SPECIAL ADVISOR TO THE BOARD OF DIRECTORS.

Mr. Lew is a consultant in the merger/acquisition business. Mr. Lew has been an Officer/Director of a public company since January 2000. He holds an M.B.A. in Business Finance, a B.Sc. in Cell Biology, and a B.A. in Chemistry from the University of Washington and Seattle City University. Mr. Lew has produced and edited two financial books and he has written numerous technical publications. His education, technical background and experience in business finance provide a valued source of technical and financial guidance.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Officers, Directors and those beneficially owning more than 10% of small business Company's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the Company.

ITEM 10. EXECUTIVE COMPENSATION

The executive officers of the issuer received salaries, benefits and other compensation during fiscal 2006 of $275,422 in the aggregate. At present, there are no written employment agreements between the Company and any of its officers or directors.

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

                                        Number of                    Percent
      Name                           Shares Owned (1)                 Owned
      ----                           ----------------                 -----
Alex Stelmak                           4,389,476                      25.43%
32 Broadway, 3rd Floor
New York, NY 10004

Stan Mashov                              827,778                        4.8%
32 Broadway, 3rd Floor
New York, NY 10004

Dr. Abel Raskas                        4,389,476                      25.43%
32 Broadway, 3rd Floor
New York, NY 10004

Officers & Directors
as a Group (3 Persons)                 9,606,730                      55.66%

----------
(1) Based upon 17,263,140 issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal years 2006 and 2005, the Company sub-leased office space in New York, New York from a consulting firm that is the principle lessee of the office space. The company paid rent of $36,539 and $47,220 in fiscal years 2006 and 2005, respectively, for the space.

At January 31, 2005, the Company had loans outstanding in the amount of $15,388 from a company that is owned by an officer and a shareholder of the Company. The loan payable is unsecured, due on demand, and non-interest bearing. The loan was repaid during fiscal 2006.

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

                             ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: May 10, 2006          By: /s/ Alex Stelmak
                                 ------------------------------------
                                 Alex Stelmak
                                 Chief Executive Officer and Director


Dated: May 10, 2006           By: /s/ Abel Raskas
                                 ------------------------------------
                                 Abel Raskas
                                 President and Director


Dated: May 10, 2006          By: /s/ Alex Stelmak
                                 ------------------------------------
                                 Alex Stelmak
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 10, 2006          By: /s/ Alex Stelmak
                                 ------------------------------------
                                 Alex Stelmak
                                 Director


Dated: May 10, 2006          By: /s/ Abel Raskas
                                 ------------------------------------
                                 Abel Raskas
                                 Director


Dated: May 10, 2006          By: /s/ Stan Mashov
                                 ------------------------------------
                                 Stan Mashov
                                 Director

                             DONAHUE ASSOCIATES, LLC
                          Certified Public Accountants
                            27 Beach Road Suite CO5A
                            Monmouth Beach, NJ 07750

                                Tel. 732-229-7723


                          Independent Auditor's Report

The Shareholders
Advanced Technologies Group, Ltd.

We have audited the accompanying consolidated balance sheets of Advanced Technologies Group, Ltd. as of January 31, 2006 and January 31, 2005 and the related consolidated statements of operations and consolidated statements of changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted by the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Technologies Group Ltd. as of January 31, 2006 and January 31, 2005 and the related consolidated statements of operations and consolidated statements of changes in shareholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


/s/ Donahue Associates, LLC
--------------------------------

Monmouth Beach, New Jersey
April 25, 2006

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2006 and January 31, 2005

                                                                                 2006                   2005
                                                                             ------------           ------------
ASSETS

Current assets:
   Cash & short term deposits                                                $    442,575           $    597,547
   Prepaid expense                                                                      0                 21,955
                                                                             ------------           ------------
      Total current assets                                                        442,575                619,502

Other assets:
   Fixed assets- net                                                         $     64,089           $     98,991
   Security deposit                                                                45,000                 45,000
   Trademark- net                                                                   9,085                  9,691
                                                                             ------------           ------------

      Total assets                                                           $    560,749           $    773,184
                                                                             ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                       $     94,509           $     79,677
                                                                             ------------           ------------
      Total current liabilities                                                    94,509                 79,677

Shareholder loan payable                                                                0                 15,388

Shareholders' equity:
   Series A preferred stock, one share convertible to one share of common;
    13% cumulative non-participating, authorized 1,000,000 shares at
    stated value of $3 per share, issued and outstanding 880,588 shares      $  2,068,122           $  2,068,122

  Series B preferred stock, one share convertible to one share of common;
    6% cumulative non-participating, authorized 7,000,000 shares at stated
    value of $3 per share, issued and outstanding 1,713,598 shares
    at January 31, 2006 and 517,171 at January 31, 2005                         4,724,804              4,379,769

   Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 17,263,140 shares at January 31, 2006 and 16,790,127
    shares at January 31, 2005                                                      1,727                  1,679
   Additional paid in capital                                                  31,275,783             29,641,115
   Accumulated deficit                                                        (37,604,196)           (35,412,566)
                                                                             ------------           ------------
      Total shareholders' equity                                                  466,240                678,119
                                                                             ------------           ------------

      Total Liabilities & Shareholders' Equity                               $    560,749           $    773,184
                                                                             ============           ============


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
                        For the Years Ended January 31st

                                                           2006                   2005
                                                       ------------           ------------
Revenues:
  Gross revenues                                       $    951,644           $    940,195
  Cost of revenues                                         (624,877)              (557,939)
                                                       ------------           ------------
      Net revenues                                     $    326,767           $    382,256

General and administrative expenses:
  Salaries and benefits                                $    293,664           $    135,308
  Promotion & advertising                                   347,786                361,197
  Consulting                                                207,679                378,913
  General administration                                    356,861                554,792
  Depreciation                                               34,752                 28,510
                                                       ------------           ------------
      Total general & administrative expenses             1,240,742              1,458,720
                                                       ------------           ------------

Net loss from operations                               $   (913,975)          $ (1,076,464)

Other revenues and expenses:
  Loss on investment in joint venture                             0               (365,369)
  Interest income                                             8,677                  5,455
                                                       ------------           ------------

Net loss before provision for income taxes             $   (905,298)          $ (1,436,378)

Provision for income taxes                                        0                      0
                                                       ------------           ------------

Net loss                                               $   (905,298)          $ (1,436,378)
                                                       ============           ============
Loss per common share:
  Basic & fully diluted                                $      (0.05)          $      (0.13)

Weighted average of common shares:
  Basic & fully diluted                                  17,004,648             16,725,172


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
                        For the Years Ended January 31st

                                                                  2006                  2005
                                                               -----------           -----------
Operating Activities:
  Net loss                                                     $  (905,298)          $(1,436,378)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                      606                   607
     Depreciation                                                   43,596                54,871
     Consulting expense                                            104,326               180,000
     Loss on investment in joint venture                                 0               365,369
  Changes in other operating assets and liabilities :
     Prepaid expense                                                21,955               (15,574)
     Accounts payable & accrued expenses                            14,832                19,939
                                                               -----------           -----------
Net cash used by operations                                    $  (719,983)          $  (831,166)

Investing Activities:
  Purchase of equipment                                        $    (8,694)          $   (35,051)
                                                               -----------           -----------
Net cash provided by investing activities                           (8,694)              (35,051)

Financing Activities:
  Issuance of preferred stock                                  $   626,348           $    71,025
  Subscriptions received                                                 0             1,138,171
  Placement fees                                                   (37,255)              (50,269)
  Shareholder advances repaid                                      (15,388)              (57,019)
                                                               -----------           -----------
Net cash provided by financing activities                          573,705             1,101,908
                                                               -----------           -----------

Net increase (decrease) in cash during the period                 (154,972)              235,691

Cash balance at February 1st                                       597,547               361,856
                                                               -----------           -----------

Cash balance at January 31st                                   $   442,575           $   597,547
                                                               ===========           ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $         0           $         0
  Income taxes paid during the period                          $     8,646           $    15,844


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity For the Years Ended January 31, 2006 and January 31, 2005



                                  Common      Common    Preferred   Preferred     Paid in      Accumulated
                                  Shares     Par Value   Shares       Value       Capital        Deficit          Total
                                  ------     ---------   ------       -----       -------        -------          -----
Balance at February 1, 2004     16,619,603    $1,662    1,374,084   $5,293,793   $29,124,761   $(33,644,646)   $   775,570

Preferred stock
 subscriptions received                                              1,138,171                                   1,138,171

Preferred stock issued                                     23,675       15,927         4,829                        20,756

Shares issued for services          60,  0         6                                 179,994                       180,000

Stock dividend paid                110,524        11                                 331,531       (331,542)             0

Net loss for the fiscal year                                                                     (1,436,378)    (1,436,378)
                                ----------    ------    ---------   ----------   -----------   ------------    -----------

Balance at January 31, 2005     16,790,127    $1,679    1,397,759   $6,447,891   $29,641,115   $(35,412,566)   $   678,119

Preferred stock issued                                  1,196,427      345,035       244,058                       589,093

Shares issued for services          35,485         4                                 104,322                       104,326

Stock dividend paid                437,528        44                               1,286,288     (1,286,332)             0

Net loss for the fiscal year                                                                       (905,298)      (905,298)
                                ----------    ------    ---------   ----------   -----------   ------------    -----------

Balance at January 31, 2006     17,263,140    $1,727    2,594,186   $6,792,926   $31,275,783   $(37,604,196)   $   466,240
                                ==========    ======    =========   ==========   ===========   ============    ===========

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Years Ended January 31, 2006 and January 31, 2005


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the designer and owner of the FX3000, a foreign currency trading software platform.

In March 2002, the Company sold the FX3000 software, for a 25% interest in a joint venture with FX Direct Dealer LLC, a company that markets the FX3000 software.

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

REVENUE RECOGNITION- Maintenance and development revenues are recognized when earned.

The Company's 25% interest in the joint venture is accounted for on a cost basis and adjusted for any unrealized gains of FX Direct Dealer. Profit sharing revenues received from the joint venture are first applied to the cost of the investment and then to revenues.

The Company has received no profit sharing revenues since its investment in FX Direct Dealer in 2002.

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

FIXED ASSETS- Office and computer equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

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

RECLASSIFICATIONS- Certain 2005 amounts in the consolidated financial statements have been reclassified to conform to the 2006 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123R, "SHARE-BASED PAYMENT". In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB 25. SFAS No. 123R eliminates the option of using the intrinsic value method of accounting previously available, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The effective date of SFAS No. 123R is January 1, 2006 for calendar year companies. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R, for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but it also permits entities to restate financial statements of previous periods based on pro-forma disclosures made in accordance with SFAS No. 123. The adoption of SFAS No. 123 has no material impact on the Company's consolidated results of operations, financial condition, or cash flows.

FASB INTERPRETATION NO. 47, "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS". In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event. FIN No. 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists. The Company adopted FIN No. 47 as of December 31, 2005. There was no material impact on the Company's consolidated results of operations, financial condition, or cash flows.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3". In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 will become effective for the Company's fiscal year beginning January 1, 2006. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

EMERGING ISSUES TASK FORCE (EITF) ISSUE 04-13 "ACCOUNTING FOR PURCHASES AND SALES OF INVENTORY WITH THE SAME COUNTERPARTY". The Emerging Issues Task Force considered Issue No. 04-13 in its May 17, 2005 and June 16, 2005 meetings to discuss inventory sales to another entity in the same line of business from which it also purchases inventory. The Task Force reached consensus on the issue that purchases and sales of inventory with the same counterparty should be combined as a single non-monetary transaction (net) and noted factors that may indicate that transactions were entered into in contemplation of one another. The Task Force ratified Issue No. 04-13 at its September 28, 2005 meeting, which should be applied to new arrangements entered into in the first interim or annual reporting period beginning after March 15, 2006. The Company does not expect Issue No. 04-13 to have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

3. NET LOSS PER SHARE

The Company applies SFAS No. 128, EARNINGS PER SHARE to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents in the form of detachable common warrants issued with the preferred stock and the convertible preferred stock. These common stock equivalents outstanding are convertible into 5,492,344 and 3,099,490 shares of common stock at January 31, 2006 and January 31, 2005, respectively. The effects on net loss per share of the common stock equivalents, however, are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Net loss per common share has been computed as follows:

                                               2006               2005
                                           ------------       ------------

     Shares outstanding                      17,263,140         16,790,127
                                           ============       ============

     Weighted average                        17,004,648         16,725,172
                                           ============       ============


     Net loss                              $   (905,298)      $ (1,436,378)

     Preferred dividends in arrears                   0           (689,277)
                                           ------------       ------------

     Loss available to common shares       $   (905,298)      $ (2,125,655)
                                           ============       ============

     Loss per common share:
     Basic & fully diluted                 $      (0.05)      $      (0.13)
                                           ============       ============

4. FIXED ASSETS

The following table is a summary of fixed assets at January 31, 2006 and at January 31, 2005:

                                              2006                 2005
                                           -----------          -----------

     Software                              $    89,778          $    89,172
     Lease Improvements                         27,904               22,504
     Furniture & Fixtures                       30,174               30,176
     Equipment                                 229,520              226,830
     Accumulated depreciation                 (313,287)            (269,691)
                                           -----------          -----------

     Fixed assets- net                     $    64,089          $    98,991
                                           ===========          ===========

5. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding, the weighted average exercise price of these warrants, and weighted average years remaining on these warrants.

                                                                        Wgtd Avg
                                                       Wgtd Avg         Years to
                                      Amount        Exercise Price      Maturity
                                      ------        --------------      --------
Outstanding at February 1, 2004      1,678,056
  Issued                                23,675
  Expired                                    0
  Exercised                                  0
                                     ---------

Outstanding at January 31, 2005      1,701,731            $5              1.54
  Issued                             1,196,427
  Expired                                    0
  Exercised                                  0

                                     ---------
Outstanding at January 31, 2006      2,898,158            $5              2.56
                                     =========


The Company applied an option pricing model to determine the fair value of the detachable stock warrants issued with the convertible preferred stock in fiscal year 2006 and 2005. The following assumptions were used in the model. The dividend yield is 0%, volatility is 20%, and the risk-free interest rate is 3.50%. The fair values generated by the options pricing model may not be indicative of the future values, if any, that may be received by the warrant holder.

The Company allocated $244,058 and $4,829 of the proceeds received from the issuance of the preferred stock to additional paid in capital in fiscal years 2006 and 2005, respectively, as a result of the valuation of the warrants.

The Company has no formal stock option plan for employees.

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   2006              2005
                                                -----------       -----------

Net loss before provision for income taxes      ($  913,975)      ($1,076,464)
                                                ===========       ===========
Current tax expense:
  Federal                                       $         0       $         0
  State                                                   0                 0
                                                -----------       -----------
  Total                                         $         0       $         0

Less deferred tax benefit:
  Timing differences                             (3,038,486)       (2,567,128)
  Allowance for recoverability                    3,038,486         2,567,128
                                                -----------       -----------
  Provision for income taxes                    $         0       $         0
                                                ===========       ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                              34%               34%
Statutory state and local income tax                     10%               10%
Less allowance for tax recoverability                   -44%              -44%
                                                -----------       -----------
Effective rate                                            0%                0%
                                                ===========       ===========

Deferred income taxes are comprised of the following:

Timing differences                              $ 3,038,486       $ 2,567,128
Allowance for recoverability                     (3,038,486)       (2,567,128)
                                                -----------       -----------
Deferred tax benefit                            $         0       $         0
                                                ===========       ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2026 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and short term deposits, prepaid expense, and accounts payable and accrued expenses reported in the consolidated balance sheets are estimated by management to approximate fair value at January 31, 2006 and January 31, 2005.

8. ISSUANCES OF COMMON STOCK

During fiscal year 2006, the Company issued 35,485 shares of common stock to consultants for services rendered. In addition, the Company issued 437,528 shares of common stock to preferred A and preferred B stock holders to pay preferred dividends in arrears.

During fiscal year 2005, the Company issued 60,000 shares of common stock to consultants for services rendered. In addition, the Company issued 110,524 shares of common stock to preferred A and preferred B stock holders to pay preferred dividends in arrears.

9. ISSUANCES OF PREFERRED STOCK

CLASS A PREFERRED STOCK: Class A preferred stock has a stated value of $3 per share and a cumulative non-participating dividend of 13%. The Class A preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class A preferred share includes one detachable common stock warrant. One common stock warrant is exercisable into one common share at an exercise price of $5 and expires five years from the date of its issuance.

CLASS B PREFERRED STOCK: Class B preferred stock has a stated value of $3 per share and a cumulative non-participating dividend of 6%. The Class B preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share. Each Class B preferred share includes one detachable common stock warrant. One common stock warrant is exercisable into one common share at an exercise price of $5 and expires five years from the date of issuance.

In fiscal year 2006, the Company issued 1,196,427 shares of preferred B and received net proceeds of $589,093. The Company applied $1,138,171 received in fiscal 2005 for the preferred B towards this issuance.

In fiscal year 2005, the Company issued 23,675 shares of preferred B and received net proceeds of $20,756.

At January 31, 2006 and January 31, 2005, the preferred dividends were in arrears for $-0- and $653,879, respectively.

10. RELATED PARTY TRANSACTIONS

During fiscal years 2006 and 2005, the Company paid a consulting firm that is owned by the chief executive officer, $295,319 and $355,863, respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

During fiscal years 2006 and 2005, the Company sub-leased office space in New York, New York from a consulting firm that is the principle lessee of the office space. The company paid rent of $36,539 and $47,220 in fiscal years 2006 and 2005, respectively, for the space.

At January 31, 2005, the Company was indebted to an officer for $15,388. The loan was unsecured and due on demand. The loan was paid in 2006.

11. CONCENTRATION OF CREDIT RISK

At January 31, 2006 and January 31, 2005, cash on deposit with financial institutions in excess of insured amounts were $342,575 and $497,547, respectively. In the event of the insolvency of these financial institutions, the recovery of the Company's assets may be limited to a pro rata share of funds available.

All of the Company's revenues are software development and maintenance fees on the FX3000 received by contract arrangement from the joint venture, FX Direct Dealer, LLC. A discontinuation of this relationship would have a material adverse affect on the financial position of the Company.

12. GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the years ending January 31, 2006 and January 31, 2005, the Company has experienced, and continues to experience, certain going concern issues related to profitability.

Management's plans with regard to this matter are as follows:

Management has formulated plans in cooperation with the Board of FX Direct Dealer, LLC to continue to improve the FX3000 currency trading platform. The upcoming release of the new platform represents next generation technology that will greatly increase the profit margin for the Company, while further reducing the overall costs. Management has also focused plans to add new trading instruments to the existing system, thus further expending the demand for its software and thereby expanding revenues.

13. COMMITMENTS AND CONTINGENCIES

The Company is committed to a non-cancelable lease for office space in New York City, New York expiring in 2012. Future minimum lease payments required under this lease is as follows:

                2007                 $127,481
                2008                  131,306
                2009                  135,245
                2010                  139,302
                2011                  143,481
                2012                   24,448
                                     --------

               Total                 $573,781
                                     ========

The Company currently sub-leases this space to the joint venture company, FX Direct Dealer on a "month to month" basis. There was no rent expense from this space to the Company in fiscal 2006 and 2005.