Form 10QSB
period 2006-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2006-06-19
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                          Quarter Ended April 30, 2006

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 30, 2006
           -----                                   -----------------------------
Common stock, $0.0001 par value,                            17,263,140

                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----

INDEX                                                                         2

Part 1. Financial Information                                                 3

     Item 1. Condensed Consolidated Financial Statements:

          Balance sheet as of April 30, 2006 and January 31, 2006             4

          Statement of income (loss) for three months ended April 30, 2006
          and 2005                                                            5

          Statement of cash flows for three months ended April 30, 2006
          and 2005                                                            6

          Statement of changes in shareholders equity for the three months
          ended April 30, 2006                                                7

          Notes to condensed consolidated financial statements                8

     Item 2. Management's discussion and analysis of financial condition     12

Part II. Other Information                                                   15

     Item 6. Exhibits and Reports on Form 8-K                                15

Signatures                                                                   16

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2006 and January 31, 2006

                                                                                Unaudited
                                                                                30-Apr-06              31-Jan-06
                                                                                ---------              ---------
ASSETS

Current assets:
   Cash & short term deposits                                                  $    357,105           $    442,575
                                                                               ------------           ------------
       Total current assets                                                         357,105                442,575

Other assets:
   Property & equipment- net                                                   $     57,593           $     64,089
   Security deposit                                                                  45,000                 45,000
   Trademark- net                                                                     8,937                  9,085
                                                                               ------------           ------------

        Total assets                                                           $    468,635           $    560,749
                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                         $     11,985           $     94,509
                                                                               ------------           ------------
        Total current liabilities                                                    11,985                 94,509

Shareholders' equity:
   Series A preferred stock, one share convertible to one share of common;
    13% cumulative non-participating, authorized 1,000,000 shares at
    stated value of $3 per share, issued and outstanding 880,588 shares        $  2,068,122           $  2,068,122
   Series B preferred stock, one share convertible to one share of common;
    6% cumulative non-participating, authorized 7,000,000 shares at
    stated value of $3 per share, issued and outstanding 1,713,598 shares         4,825,070              4,724,804
   Common stock- $.0001 par value, authorized 100,000,000 shares,
    issued and outstanding, 17,263,140 shares                                         1,727                  1,727
   Additional paid in capital                                                    31,275,783             31,275,783
   Accumulated deficit                                                          (37,714,052)           (37,604,196)
                                                                               ------------           ------------
        Total shareholders' equity                                                  456,650                466,240
                                                                               ------------           ------------

        Total Liabilities & Shareholders' Equity                               $    468,635           $    560,749
                                                                               ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                         For the Years Ended April 30th

                                                         Unaudited              Unaudited
                                                         30-Apr-06              30-Apr-05
                                                         ---------              ---------
Revenues:
  Gross revenues from software maintenance             $    282,292           $    207,631
  Software maintenance costs                               (228,408)              (173,100)
                                                       ------------           ------------
      Net revenues                                     $     53,884           $     34,531

General and administrative expenses:
  Salaries and benefits                                $     59,902           $     60,391
  Promotion & investor relations                             51,110                 22,826
  Consulting                                                  7,600                 29,380
  General administration                                     97,234                 65,402
  Depreciation                                                1,231                  6,175
                                                       ------------           ------------
      Total general & administrative expenses               217,077                184,174
                                                       ------------           ------------

Net loss from operations                               $   (163,193)          $   (149,643)

Other revenues and expenses:
  Interest income                                             1,887                  1,831
                                                       ------------           ------------

Net loss before provision for income taxes             $   (161,306)          $   (147,812)

Provision for income taxes                                        0                      0
                                                       ------------           ------------

Net loss                                               $   (161,306)          $   (147,812)
                                                       ============           ============

Loss per common share:
  Basic & fully diluted                                $      (0.02)          $      (0.04)

Weighted average of common shares:
  Basic & fully diluted                                  17,263,140             16,847,624

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                         For the Years Ended April 30th

                                                               30-Apr-06           30-Apr-05
                                                               ---------           ---------
Operating Activities:
  Net loss                                                     $(161,306)          $(147,812)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                    148                 149
     Depreciation                                                  6,496              10,523
  Changes in other operating assets and liabilities:
     Accounts receivable                                               0              (2,630)
     Accounts payable                                            (31,074)            (69,979)
                                                               ---------           ---------
Net cash used by operations                                    $(185,736)          $(209,749)

Financing Activities:
  Subscriptions received                                       $ 100,266           $  72,000
  Shareholder advances repaid                                          0             (15,388)
                                                               ---------           ---------
Net cash provided by financing activities                        100,266              56,612
                                                               ---------           ---------

Net increase (decrease) in cash during the period                (85,470)           (153,137)

Cash balance at February 1st                                     442,575             597,547
                                                               ---------           ---------

Cash balance at April 30th                                     $ 357,105           $ 444,410
                                                               =========           =========

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $       0           $       0
  Income taxes paid during the period                          $   2,480           $       0


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                     For the First Quarter Ended April 30th


                                 Common       Common      Preferred    Preferred       Paid in      Accumulated
                                 Shares      Par Value      Shares       Value         Capital        Deficit        Total
                                 ------      ---------      ------       -----         -------        -------        -----
Balance at February 1, 2006    17,263,140    $  1,727     2,594,186   $ 6,792,926    $31,275,783   $(37,604,196)   $ 466,240

Subscriptions received                                                    100,266                                    100,266

Net loss for the period                                                                                (109,856)    (109,856)
                              -----------    --------    ----------   -----------    -----------   ------------    ---------

Balance at April 30, 2006      17,263,140    $  1,727     2,594,186   $ 6,893,192    $31,275,783   $(37,714,052)   $ 456,650
                              ===========    ========    ==========   ===========    ===========   ============    =========

Balance at January 31, 2005    16,790,127    $  1,779     2,267,086   $ 6,733,020    $29,355,886   $(35,412,566)   $ 678,119

Subscriptions received                                       24,000        72,000                                     72,000

Dividends paid                    109,994    $     11                                 $  329,971   $   (329,982)   $       0

Net loss for the period                                                                                (147,812)    (147,812)
                              -----------    --------    ----------   -----------    -----------   ------------    ---------

Balance at April 30, 2005      16,900,121    $  1,790     2,291,086   $ 6,805,020    $29,685,857   $(35,890,360)   $ 602,307
                              ===========    ========    ==========   ===========    ===========   ============    =========

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Unaudited Notes to the Consolidated Financial Statements For the Quarters Ended April 30, 2006 and April 30, 2005


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the designer and owner of the FX3000, a foreign currency trading software program. In March 2002, the Company sold the FX3000 software program, for a 25% interest in a joint venture with FX Direct Dealer LLC, a company that markets the FX3000 software.

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

2. NET LOSS PER SHARE

Net loss per common share has been computed as follows:

                                                  30-Apr-06          30-Apr-05
                                                  ---------          ---------

     Shares outstanding                           17,263,140         16,900,121
                                                ============       ============

     Weighted average                             17,263,140         16,847,624
                                                ============       ============

     Net loss                                   $   (109,856)      $   (147,812)

     Preferred dividends in arrears                 (173,450)          (468,846)
                                                ------------       ------------

     Loss available to common shares            $   (283,306)      $   (616,658)
                                                ============       ============
     Loss per common share:
       Basic & fully diluted                    $      (0.02)      $      (0.04)
                                                ============       ============

3. FIXED ASSETS

The following table is a summary of fixed assets at April 30, 2006 and at January 31, 2006:

                                                30-Apr-06          31-Jan-06
                                                ---------          ---------

     Software                                   $  89,778          $  89,778
     Lease Improvements                            27,904             27,904
     Furniture & Fixtures                          30,174             30,174
     Equipment                                    229,550            229,520
     Accumulated depreciation                    (319,813)          (313,287)
                                                ---------          ---------

     Fixed assets-net                           $  57,593          $  64,089
                                                =========          =========

4. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding, the weighted average exercise price of these warrants, and weighted average years remaining on these warrants.

                                                                        Wgtd Avg
                                                         Wgtd Avg       Years to
                                          Amount      Exercise Price    Maturity
                                          ------      --------------    --------

     Outstanding at February 1, 2005     1,701,731
       Issued                            1,196,427
       Expired                                   0
       Exercised                                 0
                                         ---------

     Outstanding at January 31, 2006     2,898,158          $5            2.56
       Issued                                    0
       Expired                                   0
       Exercised                                 0

                                         ---------
     Outstanding at April 30, 2006       2,898,158          $5            2.32
                                         =========

The Company has no formal stock option plan for employees.

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   30-Apr-06         30-Apr-05
                                                   ---------         ---------

     Net loss before provision for income taxes   $  (111,743)      $  (149,643)
                                                  ===========       ===========
     Current tax expense:
       Federal                                    $         0       $         0
       State                                                0                 0
                                                  -----------       -----------
       Total                                      $         0       $         0

     Less deferred tax benefit:
       Timing differences                          (3,688,209)       (2,855,315)
       Allowance for recoverability                 3,688,209         2,855,315
                                                  -----------       -----------
       Provision for income taxes                 $         0       $         0
                                                  ===========       ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

    Statutory U.S. federal rate                          34%              34%
    Statutory state and local income tax                 10%              10%
    Less allowance for tax recoverability               -44%             -44%
                                                      -----            -----
    Effective rate                                        0%               0%
                                                      =====            =====

Deferred income taxes are comprised of the following:

     Timing differences                           $ 3,688,209       $ 2,855,315
     Allowance for recoverability                  (3,688,209)       (2,855,315)
                                                  -----------       -----------
     Deferred tax benefit                         $         0       $         0
                                                  ===========       ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2026 and may not be recoverable upon the purchase of the Company under current IRS statutes.

6.  RELATED PARTY TRANSACTIONS

During quarters ended April 30th, the Company paid a consulting firm that is owned by the chief executive officer, approximately $50,000 and $11,000, respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. In January 2001, the Company has completed the development of the "FX3000 Currency Trading Platform". The FX3000 software program is a Web based, real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company sold its interest in its FX3000 program to FX Direct Dealer, LLC, a joint venture company that markets the FX3000 software program for a 25% interest in FX Direct Dealer, LLC. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer, or $1,670,485, was recorded as investment in the joint venture in the balance sheet.

The Company also is the developer of the PromotionStat software program, which assists on-line advertisers in monitoring their marketing effectiveness and is marketed through the Company's subsidiary, PromotionStat Inc.

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

To the extent possible, the following discussion will highlight the Company's business activities for the quarters ended April 30, 2006 and April 30, 2005.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE THREE MONTHS:

Revenues for the first quarter of fiscal 2007 were $282,292 compared to $207,631 for the same period in fiscal 2006, an increase of just under 36%. Revenues to the Company during the period increased slightly from approximately $70,000 per month in fiscal 2006 to just over $90,000 per month during the current period, and are expected to increase further towards the end of fiscal year 2006.

General and administrative expenses in the first quarter of fiscal 2007 were $217,077 compared to $184,174 for the first quarter of fiscal 2006, an increase of slightly less than 33,000, or almost 18%. During the first quarter of fiscal 2007 salary costs remained virtually unchanged at approximately $60,000. Significant changes occurred in promotion and investor relations costs which increased from $22,826 in fiscal 2006 to $51,110 in the current period; consulting costs which decreased from $29,380 in fiscal 2006 to $7,600 in the current period; and general administration costs which increased to $97,234 in the current period from $65,402 in fiscal 2006. A detail of general administrative costs is as follows:

                                                30-Apr-06          30-Apr-05
                                                ---------          ---------

     Travel, lodging, & meals                    $37,350            $ 9,397
     Rent & utilities                             10,956             11,048
     Supplies                                     10,409             13,019
     Automobile costs                              9,367             12,797
     Telephone                                     3,816              6,738
     Professional fees                            21,293              6,000
     Miscellaneous taxes                           2,480              4,991
     Postage                                       1,563              1,412
                                                 -------            -------

     Total                                       $97,234            $65,402
                                                 =======            =======

After deducting general and administrative costs, the Company experienced a loss from operations of $163,193 for the first quarter of fiscal 2007, compared to an operating loss of $149,643 for the same period in fiscal 2006. Despite higher new revenues from operations, the Company's loss widened slightly due primarily to the higher general and administrative cost discussed above.

Interest income during the first quarter has remained virtually unchanged from fiscal 2006. The Company invests excess cash balance in money market accounts. The net loss for the Company during the first quarter of fiscal 2007 was $161,306, or $0.02 per share, compared to a net loss of $147,812, or $0.04 per share, for the first quarter of fiscal 2006.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2006 cash on hand was $357,105 as compared with $442,575 at January 31, 2006. During the first quarter of fiscal 2007 the Company received $100,266 in net subscriptions to its preferred B stock, representing 33,422 shares. During the first quarter of fiscal 2006 all of the cash received from these subscriptions was used by the Company in its operations. The Company does not expect any material capital expenditures for the balance of 2007.

At April 30, 2006, the Company had working capital of $345,120 compared to working capital of $348,066 at January 31, 2006.

Total assets at April 30, 2006 were $468,635 as compared to $560,749 at January 31, 2006.

The Company's total stockholders' equity decreased slightly to $456,650 at April 30, 2006, as compared to $466,240 at January 31, 2006.

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

As other new technological products under development by the Company are introduced, management believes that revenues will increase and, over the long term, will result in stable sales and profits for the Company.

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

Date: June 19, 2006


By: /s/ Abel Raskas
   -----------------------------
   Abel Raskas
   President


Date: June 19, 2006


By: /s/ Alex Stelmak
   -----------------------------
   Alex Stelmak
   CEO and Chief Financial Officer