Form 10QSB
period 2006-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2006-09-13
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                           Quarter Ended July 31, 2006

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


                   32 Broadway, 3rd Floor, New York, NY 10004
               (Address of principal executive offices) (Zip Code)


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

                       Class Outstanding at July 31, 2006
                   Common stock, $0.0001 par value, 17,263,140

                               TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----

INDEX                                                                          2

Part 1. Financial information                                                  3

     Item 1. Condensed Consolidated Financial Statements:

          Balance sheet as of July 31, 2006 and January 31, 2006               4

          Statement of income (loss) for six months ended July 31, 2006
          and 2005                                                             5

          Statement of cash flows for six months ended July 31, 2006
          and 2005                                                             6

          Statement of changes in shareholders equity for the six months
          ended July 31, 2006                                                  7

          Notes to condensed consolidated financial statements                 8


     Item 2. Management's discussion and analysis of financial condition      11

Part II. Other information                                                    15

Signatures                                                                    16

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of July 31, 2006 and January 31, 2006

                                                                      Unaudited
                                                                      31-Jul-06              31-Jan-06
                                                                     ------------           ------------
ASSETS

Current assets:
   Cash & short term deposits                                        $    260,228           $    442,575
                                                                     ------------           ------------
      Total current assets                                                260,228                442,575

Other assets:
   Property & equipment- net                                         $     51,346           $     64,089
   Security deposit                                                        45,000                 45,000
   Trademark- net                                                           8,784                  9,085
                                                                     ------------           ------------

      Total assets                                                   $    365,358           $    560,749
                                                                     ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                               $     95,935           $     94,509
                                                                     ------------           ------------
      Total current liabilities                                            95,935                 94,509

Shareholders' equity:
   Series A preferred stock, one share convertible to one
    share of common; 13% cumulative non-participating,
    authorized 1,000,000 shares at stated value of $3 per
    share, issued and outstanding 880,588 shares                     $  2,068,122           $  2,068,122

   Series B preferred stock, one share convertible to one
    share of common; 6% cumulative non-participating,
    authorized 7,000,000 shares at stated value of $3 per
    share, issued and outstanding 1,713,598 shares                      4,861,060              4,724,804

   Common stock- $.0001 par value, authorized 100,000,000 shares,
    issued and outstanding, 17,263,140 shares                               1,727                  1,727
   Additional paid in capital                                          31,275,783             31,275,783
   Accumulated deficit                                                (37,937,269)           (37,604,196)
                                                                     ------------           ------------
      Total shareholders' equity                                          269,423                466,240
                                                                     ------------           ------------

      Total Liabilities & Shareholders' Equity                       $    365,358           $    560,749
                                                                     ============           ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                  For the Six and Three Months Ended July 31st.

                                                      Unaudited       Unaudited        Unaudited        Unaudited
                                                        6 Mos.          6 Mos.           3 Mos.           3 Mos.
                                                      31-Jul-06       31-Jul-05        31-Jul-06        31-Jul-05
                                                     -----------     -----------      -----------      -----------
Revenues:
  Gross revenues from software maintenance           $   609,656     $   424,246      $   327,364      $   216,615
  Software maintenance costs                            (401,552)       (293,922)        (173,144)         (67,816)
                                                     -----------     -----------      -----------      -----------
      Net revenues                                   $   208,104     $   130,324      $   154,220      $   148,799

General and administrative expenses:
  Salaries and benefits                              $   111,715     $    67,444      $    51,813      $    42,053
  Promotion & investor relations                          72,423          13,319           21,313            8,499
  Consulting                                             104,620          44,260           97,020           14,880
  General administration                                 241,362          86,293          144,928           20,891
  Depreciation                                            12,743          17,058           11,512           10,883
                                                     -----------     -----------      -----------      -----------
      Total general & administrative expenses            542,863         228,374          326,586           97,206
                                                     -----------     -----------      -----------      -----------

Net loss from operations                             $  (334,759)    $   (98,050)     $  (172,366)     $    51,593

Other revenues and expenses:
  Interest income                                          1,686           3,691              599            1,860
                                                     -----------     -----------      -----------      -----------

Net loss before provision for income taxes           $  (333,073)    $   (94,359)     $  (171,767)     $    53,453

Provision for income taxes                                     0               0                0                0
                                                     -----------     -----------      -----------      -----------

Net loss                                             $  (333,073)    $   (94,359)     $  (171,767)     $    53,453
                                                     ===========     ===========      ===========      ===========
Loss per common share:
  Basic & fully diluted                              $     (0.04)    $     (0.03)     $     (0.01)     $      0.00

Weighted average of common shares:
  Basic & fully diluted                               17,263,140      16,874,456       17,263,140       16,900,121


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                       For the Six Months Ended July 31st.

                                                             Unaudited         Unaudited
                                                             31-Jul-06         31-Jul-05
                                                             ---------         ---------
Operating Activities:
  Net loss                                                   $(333,073)        $ (94,359)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                  301               301
     Depreciation                                               12,743            17,058
  Changes in other operating assets and liabilities :
     Accounts receivable                                             0           (32,196)
     Accounts payable                                            1,426           (69,979)
                                                             ---------         ---------
Net cash used by operations                                  $(318,603)        $(179,175)

Financing Activities:
  Subscriptions received                                     $ 136,256         $  96,000
  Placement fees                                                     0            (3,766)
  Shareholder advances repaid                                        0           (15,388)
                                                             ---------         ---------
Net cash provided by financing activities                      136,256            76,846
                                                             ---------         ---------

Net increase (decrease) in cash during the period             (182,347)         (102,329)

Cash balance at February 1st                                   442,575           597,547
                                                             ---------         ---------

Cash balance at July 31st                                    $ 260,228         $ 495,218
                                                             =========         =========

Supplemental disclosures of cash flow information:
  Interest paid during the period                            $       0         $       0
  Income taxes paid during the period                        $   2,480         $       0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                       For the Six months Ended July 31st.

                                    Common       Common      Preferred    Preferred       Paid in      Accumulated
                                    Shares      Par Value     Shares        Value         Capital        Deficit         Total
                                    ------      ---------     ------        -----         -------        -------         -----
Balance at February 1, 2006       17,263,140     $ 1,727     2,594,186    $6,792,926    $31,275,783    $(37,604,196)   $ 466,240

Subscriptions received                                                       136,256                                     136,256

Net loss for the period                                                                                    (333,073)    (333,073)
                                 -----------     -------    ----------    ----------    -----------    ------------    ---------

Balance at July 31, 2006          17,263,140     $ 1,727     2,594,186    $6,929,182    $31,275,783    $(37,937,269)   $ 269,423
                                 ===========     =======    ==========    ==========    ===========    ============    =========

Balance at January 31, 2005       16,790,127     $ 1,779     2,267,086    $6,733,020    $29,355,886    $(35,412,566)   $ 678,119

Subscriptions received                                          32,000        92,234                                      92,234

Dividends paid                       109,994     $    11                                 $  329,971    $   (329,982)   $       0

Net loss for the period                                                                                     (94,359)     (94,359)
                                 -----------     -------    ----------    ----------    -----------    ------------    ---------

Balance at July 31, 2005          16,900,121     $ 1,790     2,299,086    $6,825,254    $29,685,857    $(35,836,907)   $ 675,994
                                 ===========     =======    ==========    ==========    ===========    ============    =========

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Unaudited Notes to the Consolidated Financial Statements
                       For the Six Months Ended July 31st.


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

The Company received no profit sharing revenues since its investment in FX Direct Dealer in 2002.

CASH AND INTEREST BEARING DEPOSITS- For purposes of calculating changes in cash flows, cash includes cash balances and highly liquid short-term investments with original maturities of three months or less.

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

2. NET LOSS PER SHARE

Net loss per common share has been computed as follows:

                                             31-Jul-06          31-Jul-05
                                           ------------       ------------
     Shares outstanding                      17,263,140         16,900,121
                                           ============       ============

     Weighted average                        17,263,140         16,874,456
                                           ============       ============

     Net loss                              $   (333,073)      $    (94,359)

     Preferred dividends in arrears            (337,758)          (468,846)
                                           ------------       ------------

     Loss available to common shares       $   (670,831)      $   (563,205)
                                           ============       ============
     Loss per common share:
       Basic & fully diluted               $      (0.04)      $      (0.03)
                                           ============       ============

3. FIXED ASSETS

The following table is a summary of fixed assets:

                                           Unaudited
                                           31-Jul-06          31-Jan-06
                                           ---------          ---------
     Software                              $  89,778          $  89,778
     Lease Improvements                       27,904             27,904
     Furniture & Fixtures                     30,174             30,174
     Equipment                               229,550            229,520
     Accumulated depreciation               (326,060)          (313,287)
                                           ---------          ---------

     Fixed assets- net                     $  51,346          $  64,089
                                           =========          =========

4. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants outstanding:

                                                         Wgtd Avg       Years to
                                           Amount      Exercise Price   Maturity
                                           ------      --------------   --------
    Outstanding at February 1, 2005       1,701,731
      Issued                              1,196,427
      Expired                                     0
      Exercised                                   0
                                          ---------

    Outstanding at January 31, 2006       2,898,158         $5            2.56
      Issued                                      0
      Expired                                     0
      Exercised                                   0
                                          ---------
    Outstanding at July 31, 2006          2,898,158         $5            2.07
                                          =========

The Company has no formal stock option plan for employees.

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   31-Jul-06         31-Jul-05
                                                  -----------       -----------
     Net loss before provision for income taxes   $  (334,759)      $   (98,050)
                                                  ===========       ===========
     Current tax expense:
       Federal                                    $         0       $         0
       State                                                0                 0
                                                  -----------       -----------
       Total                                      $         0       $         0

     Less deferred tax benefit:
       Timing differences                          (3,779,474)       (2,848,338)
       Allowance for recoverability                 3,779,474         2,848,338
                                                  -----------       -----------
       Provision for income taxes                 $         0       $         0
                                                  ===========       ===========

A reconciliation of provision for income taxes at the statutory rate to provision For income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                           34%               34%
     Statutory state and local income tax                  10%               10%
     Less allowance for tax recoverability                -44%              -44%
                                                  -----------       -----------
     Effective rate                                         0%                0%
                                                  ===========       ===========

Deferred income taxes are comprised of the following:

     Timing differences                           $ 3,779,474       $ 2,848,338
     Allowance for recoverability                  (3,779,474)       (2,848,338)
                                                  -----------       -----------
     Deferred tax benefit                         $         0       $         0
                                                  ===========       ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2026 and may not be recoverable upon the purchase of the Company under current IRS statutes.

6.  RELATED PARTY TRANSACTIONS

During six months ended July 31st, the Company paid a consulting firm that is owned by the chief executive officer, approximately $55,000 and $11,000, respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company), was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased FX3000, Inc., the designer of the FX3000 software program. The FX3000 software program is a real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company sold its interest in its FX3000 program to FX Direct Dealer, LLC, a joint venture company that markets the FX3000 software program for a 25% interest in FX Direct Dealer, LLC. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company. The un-depreciated cost of the FX 3000 program at the date of the transfer, or $1,670,485, was recorded as an investment in the joint venture in the balance sheet.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the six and three months ended July 31, 2006 and July 31, 2005.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME FOR THE SIX AND THREE MONTH
PERIODS:

Net revenues for the first half of fiscal 2007 were $208,104 compared to $130,324 for the same period in fiscal 2005, an increase of $77,780, or approximately 59.7%, over the same period in fiscal 2006. This increase was due primarily to an increase in revenues from software maintenance for the FX3000 program which increased to just over $100,000 per month during this period. During fiscal 2006 monthly revenues from the FX3000 program averaged approximately $71,000 per month. PromotionStat net revenues for the first half of fiscal 2007 remained negligible as the Company devoted the majority of its efforts in the management of its investment in FX Direct Dealer, LLC, its joint venture with Tradition, NA. Management expects that net revenues from PromotionStat will not contribute significantly to its overall revenues for the foreseeable future.

Net revenues for the three months ended July 31, 2006 were $154,220 compared to $148,799 for the same period in 2006, showing a slight increase from fiscal 2006 of $5,421, or just under 4%.

General and administrative expenses for the first half of fiscal 2007 were $542,863 compared to $228,050 for the first half of fiscal 2006, an increase of almost 137%. During this period the Company experienced large increases in salaries and benefits for its employees (due principally to the increased demands of supporting the FX3000 program and the need to hire additional software consultants), promotion and investor relations, consulting costs which supplement the Company's salary expenses, and general administration, which is detailed below.

A detail of general administrative costs is as follows:

                                                31-Jul-06         31-Jul-05
                                                ---------         ---------
     Travel, lodging, & meals                    $ 98,297          $ 18,216
     Promotion                                      2,251                 0
     Rent & utilities                              25,630             8,379
     Supplies                                      19,946             4,114
     Automobile costs                              22,340            16,432
     Telephone                                     15,067            15,326
     Professional fees                             53,229            15,825
     Miscellaneous taxes                            2,480             5,000
     Postage                                        2,122             3,001
                                                 --------          --------

     Total                                       $241,362          $ 86,293
                                                 ========          ========


For the three months ended July 31, 2006, general and administrative expenses totaled $326,586 compared to $97,206 for the three months ended July 31, 2006, also reflecting a significant increase of over 236%. After deducting general and administrative costs, the Company experienced a loss from operations during the first half of fiscal 2007 of $333,073, as compared to a loss from operations of $98,050 during the same period in fiscal 2006.

During the three months ended July 31, 2006, the Company realized a loss from operations of $172,366 compared to a gain of $51,593 for the same period in fiscal 2006. Interest income has decreased during both the six and three months ended July 2006. The Company invests excess cash balance in money market accounts. During the six months ended July 31, 2006, the Company's net loss increased to $333,073, or a loss of $0.04 per share, compared to a net loss of $94,359, or $0.03 per share, during the first half of fiscal 2007. For the three months ended July 31, 2006 the Company experienced a net loss of $171,767, or a loss of $0.01 per share, compared to net income of $53,453, or $0.00 per share for same period in fiscal 2006.

The significant increase in general and administrative expenses during both the three and six month periods ended July 31, 2006 were the cause of the substantial increase in the Company's loss from operations during those periods and were due to a number of factors. These factors included:

     1. A significant increase in consulting costs of approximately $60,000. This increase resulted primarily from the Company's need to hire additional software consultants for the purpose of evaluating several new technologies that can potentially be utilized by the Company as part of its ongoing search for promising technologies for future development.

     2. A significant increase in travel expenses by management of approximately $80,000. This expense was due to management's efforts to seek out and evaluate new products and technological innovations, both domestically and overseas. However, management believes that most of this increase will be one-time expenses and not be a recurring cost in future periods;

     3. During this period the Company expended approximately $20,000 to acquire new replacement office furniture and outdated computer equipment. As with the travel expense management believes this will also be a one-time expenditure;

     4. The Company has experienced an increase in salaries and expenses during this period of approximately $44,000 attributable to increases in salaries and payment of bonuses to its principal officers;

     5. The Company has experienced a substantial increase of professional fees during these periods of approximately $37,000 due to (a) legal and accounting expenses in connection with the Company's ongoing examination of the financial accountings provided by the Joint Venture company FX Direct Dealer, LLC for all periods since its inception; (b) legal and professional fees in connection with the conversion of the Company's Preferred Shares into common stock and the issuance of certificates for the new shares; and (c) legal expenses in connection with a lawsuit filed during the first quarter of fiscal 2007, as previously discussed in "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-KSB for fiscal year 2006;

     6. An increase of approximately $45,000 in related party costs to a consulting firm owned by the Company's chief executive officer. This additional expense was for time and work performed by this firm with respect to additional consulting work in connection with further evaluation and due diligence of a number of new technologies as well as work in connection and assistance in the Company's newly expanded shareholder's relations operations.

As a result of the forgoing, the Company has experienced a significant increased loss from operations during both the three and six month period ended July 31, 2006. Although no assurances can be given, based upon management's expectation that a number of these additional expenses are non-recurring in nature, and the expectation that these expenditures will ultimately result in additional revenues to the Company, management believes that the operating loss will decrease in future periods and expect that the Company will return to profitability by the end of fiscal 2007.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2006 cash on hand was $260,228 as compared with $442,575 at January 31, 2006. The Company does not expect any material capital expenditures for the balance of fiscal 2007.

At July 31, 2006, the Company had working capital of $269,423 compared to a working capital of $466,240 at January 31, 2006.

Total assets at July 31, 2006 were $365,358 as compared to $560,749 at January 31, 2006.

The Company's total stockholders' equity decreased to $269,423 at July 31, 2006 from $466,240 at January 31, 2006. The loss from operations of $333,073 was partly offset by the subscriptions received of $136,256, accounting for the decrease in shareholder equity.

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

Date: September 12, 2006


By: /s/ Abel Raskas
   ------------------------------
   Abel Raskas
   President


Date: September 12, 2006


By: /s/ Alex Stelmak
   ------------------------------
   Alex Stelmak
   CEO and Chief Financial Officer