Form 10QSB
period 2006-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2006-12-07
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Quarter Ended October 31, 2006

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

                                 (212) 482-0192
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 31, 2006
          -----                                  -------------------------------
Common stock, $0.0001 par value                             17,263,140

                                TABLE OF CONTENTS


Item                                                                        Page
                                                                            ----

INDEX                                                                          2

Part I. Financial information                                                  3

     Item 1. Condensed Consolidated Financial Statements:                      3

          Balance sheet as of October 31, 2006 and January 31, 2005            4

          Statement of income (loss) for nine months ended
          October 31, 2006 and 2005                                            5

          Statement of cash flows for nine months ended October 31, 2006
          and 2005                                                             6

          Statement of changes in shareholders equity for the nine
          months ended October 31, 2006                                        7

          Notes to condensed consolidated financial statements                 8

     Item 2. Management's discussion and analysis of financial condition      12

Part II. Other information

     Item 6. Exhibits and Reports on Form 8-K                                 15

Signatures                                                                    16

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of October 31, 2006 and January 31, 2006

                                                                                         Unaudited
                                                                                         31-Oct-06              31-Jan-06
                                                                                        ------------           ------------
ASSETS

Current assets:
   Cash & short term deposits                                                           $    341,444           $    442,575
                                                                                        ------------           ------------
       Total current assets                                                                  341,444                442,575

Other assets:
   Property & equipment- net                                                            $     45,610           $     64,089
   Security deposit                                                                           45,000                 45,000
   Trademark- net                                                                              8,632                  9,085
                                                                                        ------------           ------------

        Total assets                                                                    $    440,686           $    560,749
                                                                                        ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                                  $     94,509           $     94,509
                                                                                        ------------           ------------
        Total current liabilities                                                             94,509                 94,509

Shareholders' equity:
   Series A preferred stock, one share convertible to one share of common;
    13% cumulative non-participating, authorized 1,000,000 shares at
    stated value of $3 per share, issued and outstanding 880,588 shares                 $  2,068,122           $  2,068,122
   Series B preferred stock, one share convertible to one share of common;
    6% cumulative non-participating, authorized 7,000,000 shares at
    stated value of $3 per share, issued and outstanding 1,713,598 shares                  5,028,193              4,724,804
   Common stock - $.0001 par value, authorized 100,000,000 shares, issued
    and outstanding, 17,263,140 shares                                                         1,727                  1,727
   Additional paid in capital                                                             31,275,783             31,275,783
   Accumulated deficit                                                                   (38,027,648)           (37,604,196)
                                                                                        ------------           ------------
       Total shareholders' equity                                                            346,177                466,240
                                                                                        ------------           ------------
       Total Liabilities & Shareholders' Equity                                         $    440,686           $    560,749
                                                                                        ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                For the Nine and Three Months Ended October 31st

                                                  Unaudited        Unaudited        Unaudited        Unaudited
                                                    9 Mos.           9 Mos.           3 Mos.           3 Mos.
                                                  31-Oct-06        31-Oct-05        31-Oct-06        31-Oct-05
                                                 -----------      -----------      -----------      -----------
Revenues:
  Gross revenues from software maintenance       $   872,520      $   682,092      $   262,864      $   257,846
  Software maintenance costs                        (509,021)        (432,606)        (107,469)        (138,684)
                                                 -----------      -----------      -----------      -----------
      Net revenues                               $   363,499      $   249,486      $   155,395      $   119,162

General and administrative expenses:
  Salaries and benefits                          $   213,587      $   169,303      $   101,872      $   101,859
  Promotion & investor relations                      73,873           16,549            1,450            3,230
  Consulting                                         145,311          226,524           40,691          182,264
  General administration                             338,000          267,100           96,638          180,807
  Depreciation                                        18,509           14,975            5,766           (2,083)
                                                 -----------      -----------      -----------      -----------
      Total general & administrative expenses        789,280          694,451          246,417          466,077
                                                 -----------      -----------      -----------      -----------

Net loss from operations                         $  (425,781)     $  (444,965)     $   (91,022)     $  (346,915)

Other revenues and expenses:
  Interest income                                      2,329            5,948              643            2,257
                                                 -----------      -----------      -----------      -----------

Net loss before provision for income taxes       $  (423,452)     $  (439,017)     $   (90,379)     $  (344,658)

Provision for income taxes                                 0                0                0                0
                                                 -----------      -----------      -----------      -----------

Net loss                                         $  (423,452)     $  (439,017)     $   (90,379)     $  (344,658)
                                                 ===========      ===========      ===========      ===========
Loss per common share:
  Basic & fully diluted                          $     (0.05)     $     (0.07)     $     (0.01)     $     (0.02)

Weighted average of common shares:
  Basic & fully diluted                           17,263,140       16,883,137       17,263,140       16,900,121

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                     For the Nine Months Ended October 31st

                                                              Unaudited           Unaudited
                                                              31-Oct-06           31-Oct-05
                                                              ---------           ---------
Operating Activities:
  Net loss                                                    $(423,452)          $(439,017)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
    Amortization                                                    453                 454
    Depreciation                                                 18,509              32,286
  Changes in other operating assets and liabilities:
    Accounts receivable                                               0              (1,000)
    Accounts payable                                                (30)            (69,977)
                                                              ---------           ---------
Net cash used by operations                                   $(404,520)          $(477,254)

Financing Activities:
  Subscriptions received                                      $ 347,236           $ 307,117
  Placement fees                                                (43,847)            (23,770)
  Shareholder advances repaid                                         0             (15,388)
                                                              ---------           ---------
Net cash provided by financing activities                       303,389             267,959
                                                              ---------           ---------

Net increase (decrease) in cash during the period              (101,131)           (209,295)

Cash balance at February 1st                                    442,575             597,547
                                                              ---------           ---------

Cash balance at October 31st                                  $ 341,444           $ 388,252
                                                              =========           =========

Supplemental disclosures of cash flow information:
  Interest paid during the period                             $       0           $       0
  Income taxes paid during the period                         $   7,666           $       0


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                     For the Nine Months Ended October 31st

                                  Common        Common       Preferred     Preferred      Paid in       Accumulated
                                  Shares       Par Value      Shares         Value        Capital         Deficit        Total
                                  ------       ---------      ------         -----        -------         -------        -----
Balance at February 1, 2006     17,263,140     $   1,727     2,594,186    $ 6,792,926    $31,275,783   ($37,604,196)   $ 466,240

Subscriptions received                                                        303,389                                    303,389

Net loss for the period                                                                                    (423,452)    (423,452)
                               -----------     ---------    ----------    -----------    -----------   ------------    ---------

Balance at October 31, 2006     17,263,140     $   1,727     2,594,186    $ 7,096,315    $31,275,783   ($38,027,648)   $ 346,177
                               ===========     =========    ==========    ===========    ===========   ============    =========

Balance at February 1, 2005     16,790,127     $   1,779     2,267,086    $ 6,733,020    $29,355,886   $(35,412,566)   $ 678,119

Subscriptions received                                         102,372        283,347                                    283,347

Dividends paid                     109,994     $      11                                 $   329,971   $   (329,982)   $       0

Net loss for the period                                                                                    (439,017)    (439,017)
                               -----------     ---------    ----------    -----------    -----------   ------------    ---------

Balance at October 31, 2005     16,900,121     $   1,790     2,369,458    $ 7,016,367    $29,685,857   ($36,181,565)   $ 522,449
                               ===========     =========    ==========    ===========    ===========   ============    =========

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Unaudited Notes to the Consolidated Financial Statements
                       For the Nine Months Ended July 31st


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

CASH AND INTEREST BEARING DEPOSITS- For purposes of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

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

2. NET LOSS PER SHARE

Net loss per common share has been computed as follows:

                                              31-Oct-06            31-Oct-05
                                            ------------         ------------

     Shares outstanding                       17,263,140           16,900,121
                                            ============         ============

     Weighted average                         17,263,140           16,883,137
                                            ============         ============

     Net loss                               $   (423,452)        $   (439,017)

     Preferred dividends in arrears             (502,067)            (695,332)
                                            ------------         ------------

     Loss available to common shares        $   (925,519)        $ (1,134,349)
                                            ============         ============

     Loss per common share:
     Basic & fully diluted                  $      (0.05)        $      (0.07)
                                            ============         ============

3. FIXED ASSETS

The following table is a summary of fixed assets:

                                            Unaudited
                                            31-Jul-06            31-Jan-06
                                            ---------            ---------
     Software                               $  89,778            $  89,778
     Lease Improvements                        27,904               27,904
     Furniture & Fixtures                      30,174               30,174
     Equipment                                229,550              229,520
     Accumulated depreciation                (331,796)            (313,287)
                                            ---------            ---------

     Fixed assets- net                      $  45,610            $  64,089
                                            =========            =========

4. STOCK WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants outstanding:

                                                         Wgtd Avg       Years to
                                           Amount      Exercise Price   Maturity
                                           ------      --------------   --------
    Outstanding at February 1, 2005       1,701,731
      Issued                              1,196,427
      Expired                                     0
      Exercised                                   0
                                          ---------

    Outstanding at January 31, 2006       2,898,158         $5            2.56
      Issued                                      0
      Expired                                     0
      Exercised                                   0
                                          ---------
    Outstanding at 10/31/2006             2,898,158         $5            1.81
                                          =========

The Company has no formal stock option plan for employees.

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   31-Oct-06         31-Oct-05
                                                  -----------       -----------

     Net loss before provision for income taxes   $  (425,781)      $  (444,965)
                                                  ===========       ===========
     Current tax expense:
       Federal                                    $         0       $         0
       State                                                0                 0
                                                  -----------       -----------
       Total                                      $         0       $         0

     Less deferred tax benefit:
       Timing differences                          (3,814,851)       (2,987,127)
       Allowance for recoverability                 3,814,851         2,987,127
                                                  -----------       -----------
       Provision for income taxes                 $         0       $         0
                                                  ===========       ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                               34%           34%
     Statutory state and local income tax                      10%           10%
     Less allowance for tax recoverability                    -44%          -44%
                                                      -----------   -----------
     Effective rate                                             0%            0%
                                                      ===========   ===========

Deferred income taxes are comprised of the following:

     Timing differences                               $ 3,814,851   $ 2,987,127
     Allowance for recoverability                      (3,814,851)   (2,987,127)
                                                      -----------   -----------
     Deferred tax benefit                             $         0   $         0
                                                      ===========   ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2020 to 2026 and may not be recoverable upon the purchase of the Company under current IRS statutes.

6. RELATED PARTY TRANSACTIONS

During nine months ended October 31st, the Company paid a consulting firm that is owned by the chief executive officer, approximately $71,000 and $135,000, respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc., a Delaware corporation, the designer of the FX3000 software program. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 program to FX Direct Dealer, LLC, a joint venture company that markets the FX3000 software program. The Company received a 25% interest in the company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the nine and three months ended October 30, 2006 and October 30, 2005.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME (NINE MONTHS)

Total net revenues for the first nine months of fiscal 2007 were $363,499, compared to $249,486 for the same period in fiscal 2006, an increase of $114,013, or almost 47%. This increase was due to increased revenues from the Company's joint venture to market the FX 3000 Program, with gross revenues from software maintenance having increased to approximately $100,000 per month (up from approximately $71,000 per month in the same period last year). Management believes that revenues from this joint venture will continue to increase during the balance of fiscal 2007 and fiscal 2008 as the marketing program for this product continues to develop. Management does not expect any significant revenues from its PromotionStat technology since all of its efforts have been concentrated in the joint venture operations.

General and administrative expense for the first nine months of fiscal 2007 was $789,280 compared to $694,451 for 2006, an increase of almost 14%. Major increases in costs during this period were in travel related costs and in rent and utilities, with some decreases in general supplies, automobile costs and telephone expense.

The detail of general administrative costs is as follows:

                                     31-Oct-06       31-Oct-05
                                     ---------       ---------
     Travel, lodging, & meals        $131,072        $ 68,077
     Promotion                          2,251               0
     Rent & utilities                  73,187          29,314
     Supplies                          29,855          46,631
     Internet providers                 8,383               0
     Automobile costs                  29,873          37,155
     Telephone                          6,377          28,480
     Professional fees                 46,641          46,588
     Miscellaneous taxes                7,666           6,995
     Postage                            2,695           3,860
                                     --------        --------

     Total                           $338,000        $267,100
                                     ========        ========

After deducting general and administrative costs, the Company experienced a loss from operations of $425,781 for the first nine months of fiscal 2007, compared to an operating loss of $444,965 for the same period in fiscal 2006.

Interest income decreased slightly from 2006 since the Company's average cash balance has decreased in 2007. The Company invests excess cash balance in money market accounts.

Net loss for this period in fiscal 2007 was $423,452 or $0.05 per share compared to a loss of $439,017, or $0.07 per share for the same period in fiscal 2006.

COMPARISON OF OPERATING RESULTS (THREE MONTHS)

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME

Total net revenues for the three months ended October 31, 2006 were $155,395, compared to $119,162 for the same period in fiscal 2006. The increase during this period was due to higher revenues from the Company's joint venture to market the FX 3000 Program, an increase of almost 30.4%. Management believes that revenues from this joint venture will continue to increase through fiscal 2007 and 2008 as the marketing program for this product continues to develop.

General and administrative expense for the third quarter of fiscal 2007 was $246,417 compared to $466,077 for the same period in fiscal 2006.

After deducting general and administrative costs, the Company experienced a loss from operations of $91,022 for the third quarter of fiscal 2007, compared to a loss of $346,077 for the same period in fiscal 2006.

Interest income has decreased from 2005 since the Company's average cash balance has decreased in 2006. The Company invests excess cash balance in money market accounts.

Net loss for the third quarter of fiscal 2007 was $90,379, or $0.01 per share compared to loss of $344,658, or $0.01 per share for the same period in fiscal 2006.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2006 cash on hand was $341,444 as compared with $442,575 at January 31, 2006. During the period the Company received $347,236 in net subscriptions to its preferred B stock.. Operations used $404,520 of the cash.

The Company does not expect any material capital expenditures for the balance of fiscal 2007.

At October 31, 2006, the Company had working capital of $346,177 compared to a working capital of $466,240 at January 31, 2006.

Total assets at October 31, 2006 were $440,686 as compared to $560,749 at January 31, 2006.

The Company's total stockholders' equity decreased to $346,177 at October 31, 2006 from $466,240 at January 31, 2006.

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


Date: November 30, 2006                 By: /s/ Abel Raskas
                                            -----------------------------------
                                             Abel Raskas
                                             President


Date: November 30, 2006                 By: /s/ Alex Stelmak
                                            -----------------------------------
                                             Alex Stelmak
                                             Chairman of the Board of Directors
                                             and Chief Financial Officer