Form 10KSB
period 2007-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2007-05-04
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2007


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

The aggregate market value of voting stock held by Registrant's non-affiliates on January 31, 2007 was $13,542,504.

The registrant's gross revenues for its most recent fiscal year were $1,306,012.

Number of shares outstanding of each of the registrant's classes of common equity as of January 31, 2007 is 18,056,673. The Company's Common Stock has been approved for trading on the OTC Bulletin Board system under the trading symbol "AVGG". There is very limited trading and limited liquidity of these securities at the date of this Report.

                                   FORM 10-KSB
                                JANUARY 31, 2007
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS                                                     1

PART I

     ITEM 1.  Description of Business                                          1
     ITEM 2.  Description of Property                                         10
     ITEM 3.  Legal Proceedings                                               10
     ITEM 4.  Submission of Matters to a Vote of Security Holders             10

PART II

     ITEM 5.  Market for Registrant's Common Equity and Related               11
              Stockholder Matters
     ITEM 6.  Management's Discussion and Analysis of Financial               11
              Condition and Results of Operations
     ITEM 7.  Financial Statements                                            14
     ITEM 8.  Changes in and Disagreements with Accountants                   14

PART III

     ITEM 9.  Directors, Executive Officers, Promoters and
              Control Persons                                                 14
     ITEM 10. Executive Compensation                                          19
     ITEM 11. Security Ownership of Certain Beneficial Owners
              and Management                                                  20
     ITEM 12. Certain Relationships and Related Transactions                  20
     ITEM 13. Exhibits and Reports on Form 8-K                                21

Signatures                                                                    22

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

ITEM 1. DESCRIPTION OF BUSINESS

(A) CORPORATE HISTORY

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 software program. The FX3000 software is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 software platform to FX Direct Dealer, LLC, a joint venture company that markets the FX3000 platform. The Company received a 25% interest in the joint venture in return for the transfer. The remaining 75% of the joint venture is owned by Tradition, N.A., a subsidiary of Compagnie Financiere Tradition, a major Swiss-based financial company. The un-depreciated cost of the FX3000 software at the date of the transfer was $1,670,485. However, as of January 31, 2007, the Company presently carries the value of its investment in the joint venture at $-0-.

At that point, the Company ceased all its efforts to directly market the FX3000 software and redirected its efforts to the acquisition, development and commercialization of other types of technology intended primarily for the e-commerce marketplace.

During October 2001, the Company acquired 100% of the issued and outstanding common stock of Luxury Lounge Inc. ("Luxury") in exchange for 7,918,565 shares of its common stock. Luxury, at the time of acquisition, operated an on-line interactive web site specializing in marketing of jewelry, watches and other luxury items at a discount to the retail and wholesale consumer. In addition, Luxury was also in the process of developing several ancillary technologies designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. The Company believes that these technologies, (known as PromotionStat and Promote4Free) when properly developed, will have the potential for generating significant revenues and profits for the Company. The PromotionStat program will allow on-line retailers and advertisers to verify customers and categorize the patrons of on-line retail stores. Due to economic conditions, the Company terminated Luxury's on-line marketing operations and devoted all of its efforts and resources to complete the development and initiate the commercialization of the PromotionStat and Promote4Free technologies.

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat e-commerce advertising screening software. To date, limited revenues ($1,306,012 in fiscal 2007 compared to $951,644 in fiscal 2006 have been generated from the Company's continuous software development and maintenance of FX Direct Dealer platform and no revenues have resulted from the PromotionStat e-commerce software platform during fiscal 2007. Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

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

I. THE FX3000 SYSTEM

The Company's first venture after its formation was development of the patent pending, Internet-based FX3000 software platform, a Java-based online foreign currency exchange dealing system. This system created an on-line foreign currency exchange ("Forex") trading service that offers a complete and technologically superior software platform that allows the retail-level foreign exchange traders access to 24-hour, commission-free foreign exchange dealing, using inter-bank liquidity and efficiencies. As mentioned above, in 2002 the Company reached an agreement with Tradition N.A., a subsidiary of Compagnie Financiere Tradition, a major international financial institution, to implement FX3000 on a commercial scale through a joint venture with the Company.

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

With the advent of Internet communications and related Web technologies, the Company perceived a growing demand for faster, cheaper and more efficient foreign currency exchange trade executions. The present Forex market is estimated to be at $1.5 Trillion in currencies traded every day. Most Forex trading is done at the wholesale level amongst brokers and major banks via private or vendor-supplied computer networks. The availability of Internet technologies is increasing the availability of lower-cost trading opportunities at the retail level for money managers, sophisticated high net worth traders, international corporations and small and medium size institutions. Individual investors are also being drawn to on-line Forex trading in escalating numbers, further increasing the pool of prospective trading participants.

The Company's FX3000 technology was designed to serve as a gateway to those inside Inter-bank markets. This technology ensures that all trades are executed as soon as they are received at openly posted executable prices that closely match those of the foreign exchange Inter-bank market as they are received and, in turn, executing them in the Inter-bank markets. This allows individual traders and investors to receive the benefits of the massive liquidity and tight quote spreads available in the Inter-bank markets, and allows those markets in turn to service this retail sector without having to manage individual retail accounts.

The Company initially developed its on-line trading environment to include real-time dealing quotes, charting, technical analysis tools and news, all in one comprehensive product. FX3000 fully integrates the client, dealer, back office and System Administrator functions. Platform's features include high-speed execution of client orders and the ability to monitor in real time margin availability, net exposure and profit and loss on all open positions. Following establishment of the joint venture, the Company continued upgrading the FX3000 system to enable the platform to better fulfill its market mission and meet the performance criteria established by its joint venture partner. Commercial operations of the upgraded FX3000 software platform began, on a limited basis, during calendar year 2003 and have continued to develop and evolve through 2007.

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

Clearly, existing methodology does not meet the challenge nor provide the information necessary to structure an effective advertising campaign. It was within this environment that management turned its attention to developing a new approach aimed at assisting E-Businesses by helping them become more profitable. The resulting technology has been carefully structured to provide meaningful information to a company and foster the biggest "bang for the buck." The result was development of the PromotionStat technology.

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

IV. RISK FACTORS

1. LIMITED OPERATING HISTORY AND RECORD OF EARNINGS. The Company has only a limited history of operations. The Company has transferred its principal technology to a joint venture formed with Tradition N.A., a major brokerage and financial company, in exchange for a 25% interest in the joint venture. The joint venture has only recently begun to market the FX3000 software system and to provide revenues to the Company. The Company is also developing additional software product aimed at the e-commerce market, although no assurance can be given as to when these additional technologies will result in operating revenues to the Company. For fiscal year 2007, the Company realized a net loss of $618,337 (as compared to a net loss of $905,298 for fiscal 2006).

As a development stage enterprise, the Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships. Further, the Company's auditor has included a "going concern" footnote in the Company's audited financial statements for fiscal 2007. See "FINANCIAL STATEMENTS - FOOTNOTE 12."

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

6. RELIANCE UPON WEB SITE, NETWORK INFRASTRUCTURE AND TRANSACTION-PROCESSING SYSTEMS. The satisfactory performance, reliability and availability of the Company's Internet-based technologies, transaction-processing systems and network infrastructure are critical to its operating results, as well as to its ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in the unavailability of or reduced performance of the Company's systems would reduce the volume of revenues and the functionality of the Company's technology. Further, any interruptions in such service could adversely impact the effectiveness of the Company's technology and its ability to perform the functions for which they have been designed. This would seriously harm the Company's business, operating results and financial conditions. Management expects that there will be a need to periodically upgrade its system architecture to accommodate increased traffic and processing needs as the Company's business continues to develop. Management expects this process to be time consuming and expensive without any assurance that such upgrades will be successful.

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

11. LIMITED PUBLIC MARKET FOR SECURITIES. The Registrant's securities are listed on OTC.BB of NASDAQ under trading symbols "AVGG". There is very limited trading and limited liquidity of these securities at the date of this Report. Although management expects that a more liquid market will develop for its Common Shares in the future, no assurance can be given that the trading market that develops will be sustained or that shareholders will be able to sell their shares.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 32 Broadway, 3rd Floor, New York, NY10004, and its telephone number is 212-968-0941. The Company occupies these premises, which consist of approximately 2,000 square feet of office space pursuant to a written sub-lease with an affiliated party that expires in February, 2007 with an option to extend until February, 2009. The Company currently pays rent of approximately $3,700 per month pursuant to said sub-lease. See Financial Statements, Footnote 13, for more detailed information concerning the Company's obligations under this lease. The premises and contents are fully insured.

At this time, the Company has no policy in terms of investment in real estate nor does it have any investment in real estate. The Company has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

Following the end of the fiscal year, a former consultant to the Company brought a suit in a court of the State of New York against the Company and certain of its management alleging that he was entitled to receive certain shares of the Company's common stock and for other damages. The Company has retained special litigation counsel and will vigorously defend against the claims made by the plaintiff in that action. After consulting with such counsel management believes that the claims made by the plaintiff are without merit and expects to prevail in all respects in that action. A Federal suit brought by same individual was dismissed with prejudice in 2006.

Apart from the foregoing action, the Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it or any officer or director, in his capacity as such, has been threatened by any person or entity.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

A matter of merging with Dialog International, Inc. ("Star Galaxy") has been submitted to a vote of security holders during fiscal 2007. It was approved and Form 8-K was filed in fiscal 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Registrant's securities are listed on OTC.BB of NASDAQ under "AVGG". There is very limited trading and limited liquidity of these securities at the date of this Report. No assurance can be given that the trading market that develops will be sustained or that shareholders will be able to sell their shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

BACKGROUND

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. Although the Company had begun to generate revenues from the leasing of the FX3000 software system, in March 2002, the Company transferred its FX3000 system to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software program. At that time the Company terminated all existing leases for the FX3000 system. The Company received a 25% interest in the joint venture company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a subsidiary of Compagnie Financiere Tradition, a major Swiss- based financial company.

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

Technological feasibility for PromotionStat has been established as per SFAS 86, Paragraph 4 at the time a working model was established in 2002

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the fiscal years ended January 31, 2007 and January 31, 2006.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

Total gross revenues for the fiscal year 2007 were $1,306,012 (compared to $951,644 for fiscal 2006), which consisted of $1,306,012 in revenues realized from the FX3000 joint venture (compared to $951,644 for fiscal 2006) and $-0-from the on-line use of the PromotionStat software (same for fiscal 2006). After costs of revenues of $793,758 (compared to $624,877 for fiscal 2006) the Company realized net revenues of $512,254 for fiscal 2007, compared to $326,767 for fiscal 2006. The increase in net revenues was due primarily to the increase in revenues from the FX3000 joint venture. Although no independent feasibility studies have been conducted by management with respect to its PromotionStat software, based solely upon feedback from the limited number of users of that technology to date, management believes that a market does exist for this product. However, with its primary focus being on its FX3000 joint venture, management cannot predict when it will have adequate funds to devote to the promotion and commercialization of the PromotionStat technology.

 It is important to note that during fiscal 2006 the Company's efforts with respect to PromotionStat resulted in very limited initial revenues with respect to this technology. During fiscal 2007 management elected to freeze any additional development and/or expansion of that platform and elected to only offer its use as a promotion (free of charge) to new subscribers to the FX3000 software. Management intends to continue this promotion in the foreseeable future and does not expect any revenues from its PromotionStat technology during the current fiscal year.

Management's cut its administrative costs, which began during fiscal 2004, continued during 2007 with total general and administrative expense for fiscal 2007 declining to $ 1,204,362 compared to $1,240,742 for last year, a decrease of $30,380 or slightly less than 1%. The main area of decreased costs was promotion and advertising costs which decreased to $108,398 (compared to $347,786 in fiscal 2006); and depreciation expenses which decreased to $24,594 (compared to $34,752 in fiscal 2006). However, the Company did realize increases in salaries and benefits, which rose to $319,076 (compared to $293,664 in fiscal
2006) and in general administration expenses which rose to $543,274 (compared to $356,861 in fiscal 2006).

During fiscal 2007 management's principal focus was on the joint venture for its FX3000 technology. Virtually all of its resources and efforts went into providing the support and technology upgrades required by its joint venture partner to expand the operations of the joint venture company. Management expects this focus to continue for the foreseeable future. For this reason, the major areas of expenses for the Company continue to be related to its FX3000 technology including software consulting and development costs. During fiscal 2007 there was an increase in the software development and software maintenance costs charged to the joint venture company, which remain the Company's only source of revenues.

After deducting general and administrative costs, the Company experienced a loss from operations of $692,108 for the fiscal 2007, compared to a loss of $913,975 for last year. This represents a decrease in the Company's loss of $221,867 or approximately 22.22% over that experienced in fiscal 2006. Management attributes this to normal fluctuations in revenues while commercial operations are established by the joint venture and the Company's continued success in reducing operating costs.

Net loss for fiscal 2007 was $618,337, or $0.04 per share, compared to a loss of $905,298, or $.05 per share for last year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders at January 31, 2007 and January 31, 2006. At January 31, 2007 and January 31, 2006, the preferred dividends were in arrears for $-0- for both years.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2007 cash on hand was $262,081 as compared with $442,575 at January 31, 2006. During fiscal 2007, the Company issued 101,588 shares of preferred stock and received net proceeds of $287,835. In fiscal years 2007 and 2006, the Company issued 1,271,850 and 1,196,427, respectively, to preferred shareholders in conjunction with the issuances of the preferred stock. In 2007, the Company also issued 1,683,252 "loyalty" warrants to the preferred stock shareholders.
The Company allocated $12,192 and $244,058 of the proceeds received from the issuance of the warrants in conjunction with the preferred stock issuances to additional paid in capital in fiscal years 2007 and 2006, respectively.

The Company used these cash proceeds to pay for its business operations and to purchase and upgrade its computer hardware. The Company does not expect any material capital expenditures in fiscal year 2008.

At January 31, 2007, the Company had working capital of $145,051 compared to working capital of $393,066 at January 31, 2006. Working capital decreased mainly as a result of reduced cash on hand due to normal fluctuations in the use of cash by the Company, discontinued subscriptions to Company's Preferred Stock and substantial increase in Legal Fees in connection with contemplated acquisition of Dialog International Inc. ("Star Galaxy") for which Form 8-K was filed with the SEC.

Total assets at January 31, 2007 were $367,017 as compared to $560,749 at January 31, 2006. The principal cause of this decrease in total assets at January 31, 2007 was the decrease in cash on hand and prepaid expenses at January 31, 2007.

The Company's total stockholders' equity decreased to $249,987 at January 31, 2007 from $466,240 at January 31, 2006. Stockholders' equity decreased principally because of the loss from operations experienced by the Company, as offset in part by the issuance of preferred stock for cash during the period.

During the first half of fiscal year 2007, the Company issued 216,791 shares of common stock to consultants for services rendered. The services were valued at $114,249. During fiscal year 2006, the Company issued 35,485 shares of common stock to consultants for services rendered. In addition, the Company issued a stock dividend of 437,528 shares of common stock to the holders of the preferred stock.

During fiscal 2006 and 2007, FXDirectDealer LLC, the Company's joint venture with Tradition NA began to recognize a net profit from operations. However, due to the loans that Tradition had made to the joint venture during the initial years when it was developing its business operations, all of the net profits generated to date have been applied to the partial repayment of these loans. Management believes that, based upon the rate of growth of the joint venture's operations and its projected profitability, all loans due to Tradition will be fully repaid during fiscal 2008. Thereafter, management expects that the Company will begin to receive profit distributions on a quarterly basis as provided for in the joint venture agreement.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of Advanced Technologies Group, Ltd. for the years ending January 31, 2007 and 2006 are submitted herewith on Pages F-1 to F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no disagreements with the registrants former or present Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has three officers and three directors.

The following table sets forth as of the date hereof, with respect to each of the Company's directors and officers their position and their ages:

   NAME            AGE                        POSITION
   ----            ---                        --------
Alex Stelmak       58      Chief Executive Officer, Chairman of the Board
                           of Directors & CFO

Stan Mashov        38      Vice President, Chief Technology Officer & Director

Dr. Abel Raskas    66      President, Senior Marketing Director and Director
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

ITEM 10. EXECUTIVE COMPENSATION

The executive officers of the issuer received salaries, benefits and other compensation during fiscal 2007 of $287,060 in the aggregate. At present, there are no written employment agreements between the Company and any of its officers or directors.

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

                                         Number of            Percent
           Name                       Shares Owned (1)         Owned
           ----                       ----------------         -----
     Alex Stelmak                       4,389,476              24.31%
     32 Broadway, 3rd Floor
     New York, NY 10004

     Stan Mashov                          827,778               4.58%
     32 Broadway, 3rd Floor
     New York, NY 10004

     Dr. Abel Raskas                    4,389,476              24.31%
     32 Broadway, 3rd Floor
     New York, NY 10004

     Officers & Directors
      as a Group (3 Persons)            9,606,730               53.2%

----------
(1) Based upon 18,056,673 issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal years 2007 and 2006, the Company sub-leased office space in New York, New York from a consulting firm that is the principle lessee of the office space. The company paid rent of $44,421 and $36,539 in fiscal years 2007 and 2006, respectively, for the space.

During fiscal years 2007 and 2006, the Company paid a consulting firm that is owned by the chief executive officer, $106,002 and $160,778, respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

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

                                ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: May 2, 2007               By: /s/ Alex Stelmak
                                    ------------------------------------
                                    Alex Stelmak
                                    Chief Executive Officer and Director


Dated: May 2, 2007               By: /s/ Abel Raskas
                                    ------------------------------------
                                    Abel Raskas
                                    President and Director


Dated: May 2, 2007               By: /s/ Alex Stelmak
                                    -----------------------------------
                                    Alex Stelmak
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 2, 2007               By: /s/ Alex Stelmak
                                    ------------------------------------
                                    Alex Stelmak
                                    Director


Dated: May 2, 2007               By: /s/ Abel Raskas
                                    ------------------------------------
                                    Abel Raskas
                                    Director


Dated: May 2, 2007               By: /s/ Stan Mashov
                                    ------------------------------------
                                    Stan Mashov
                                    Director

        Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles and includes those policies and procedures that

* pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

* provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2007. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of January 31, 2007 the Company's internal control over financial reporting is effective.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                             DONAHUE ASSOCIATES, LLC
                          Certified Public Accountants
                            27 Beach Road Suite CO5A
                            Monmouth Beach, NJ 07750

                                Tel. 732-229-7723

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Advanced Technologies Group, Ltd., and it's Subsidiary;

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Advanced Technologies Group, Ltd., and its Subsidiary maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Technologies Group, Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Advanced Technologies Group Ltd and its Subsidiary maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Technologies Group Ltd as of January 31, 2007 and January 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and express an unqualified opinion thereon.

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



/s/ Donahue Associates, LLC
-----------------------------------
Monmouth Beach, New Jersey
April 25, 2007

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2007 and January 31, 2006

                                                                                      31-Jan-07              31-Jan-06
                                                                                    ------------           ------------
ASSETS

Current assets:
   Cash & short term deposits                                                       $    262,081           $    442,575
                                                                                    ------------           ------------
      Total current assets                                                          $    262,081           $    442,575

Other assets:
   Fixed assets- net                                                                      51,457                 64,089
   Security deposit                                                                       45,000                 45,000
   Trademark- net                                                                          8,479                  9,085
                                                                                    ------------           ------------

      Total assets                                                                  $    367,017           $    560,749
                                                                                    ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                              $    117,030           $     94,509
                                                                                    ------------           ------------
      Total current liabilities                                                     $    117,030           $     94,509

Shareholders' equity:
   Series A preferred stock, one share convertible to one share of common;
    13% cumulative non-participating, authorized 1,000,000 shares at
    stated value of $3 per share, issued and outstanding 762,081 shares             $  1,712,601           $  2,068,122

   Series B preferred stock, one share convertible to one share of common;
    6% cumulative non-participating, authorized 7,000,000 shares at
    stated value of $3 per share, issued and outstanding 1,609,955 shares              4,384,754              4,724,804

   Common stock - $.0001 par value, authorized 100,000,000 shares,
    issued and outstanding, 18,056,673 shares                                              1,806                  1,727
   Additional paid in capital                                                         32,639,013             31,275,783
   Accumulated deficit                                                               (38,488,187)           (37,604,196)
                                                                                    ------------           ------------
      Total shareholders' equity                                                         249,987                466,240
                                                                                    ------------           ------------

      Total Liabilities & Shareholders' Equity                                      $    367,017           $    560,749
                                                                                    ============           ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
                        For the Years Ended January 31st


                                                  31-Jan-07          31-Jan-06
                                                 -----------        -----------
Revenues:
  Revenues from software maintenance             $ 1,306,012        $   951,644
  Software maintenance costs                        (793,758)          (624,877)
                                                 -----------        -----------
      Net revenues                               $   512,254        $   326,767

General and administrative expenses:
  Salaries and benefits                          $   319,076        $   293,664
  Promotion & investor relations                     108,398            347,786
  Consulting                                         209,020            207,679
  General administration                             543,274            356,861
  Depreciation                                        24,594             34,752
                                                 -----------        -----------
      Total general & administrative expenses      1,204,362          1,240,742
                                                 -----------        -----------

Net loss from operations                         $  (692,108)       $  (913,975)

Other revenues and expenses:
  Interest income                                      8,401              8,677
  Rental income                                       65,370                  0
                                                 -----------        -----------

Net loss before provision for income taxes       $  (618,337)       $  (905,298)

Provision for income taxes                                 0                  0
                                                 -----------        -----------

Net loss                                         $  (618,337)       $  (905,298)
                                                 ===========        ===========
Loss per common share:
  Basic & fully diluted                          $     (0.04)       $     (0.05)

Weighted average of common shares:
  Basic & fully diluted                           17,646,822         17,004,648


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
                        For the Years Ended January 31st


                                                      31-Jan-07       31-Jan-06
                                                      ---------       ---------
Operating Activities:
  Net loss                                            $(618,337)      $(905,298)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                           606             606
     Depreciation                                        24,594          43,596
     Consulting expense                                 114,249         104,326
  Changes in other operating assets and liabilities:
     Prepaid expense                                          0          21,955
     Accounts payable                                    22,521          14,832
                                                      ---------       ---------
Net cash used by operations                           $(456,367)      $(719,983)

Investing Activities:
  Purchase of property & equipment                    $ (11,962)      $  (8,694)
                                                      ---------       ---------
Net cash used by investing activities                   (11,962)         (8,694)

Financing Activities:
  Issuance of preferred stock                         $ 304,763       $ 626,348
  Placement fees                                        (16,928)        (37,255)
  Shareholder advances repaid                                 0         (15,388)
                                                      ---------       ---------
Net cash provided by financing activities               287,835         573,705
                                                      ---------       ---------

Net decrease in cash during the year                  $(180,494)      $(154,972)

Cash balance at February 1st                            442,575         597,547
                                                      ---------       ---------

Cash balance at January 31st                          $ 262,081       $ 442,575
                                                      =========       =========

Supplemental disclosures of cash flow information:
  Interest paid during the period                     $       0       $       0
  Income taxes paid during the period                 $   3,251       $   8,646


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity For the Years Ended January 31, 2007 and January 31, 2006


                                  Common      Common    Preferred   Preferred     Paid in      Accumulated
                                  Shares     Par Value   Shares       Value       Capital        Deficit         Total
                                  ------     ---------   ------       -----       -------        -------         -----
Balance at February 1, 2005     16,790,127    $1,679    1,397,759   $6,447,891   $29,641,115   $(35,412,566)   $  678,119

Preferred stock issued                                  1,196,427      345,035       244,058                      589,093

Shares issued for services          35,485         4                                 104,322                      104,326

Stock dividend paid                437,528        44                               1,286,288     (1,286,332)            0

Net loss for the fiscal year                                                                       (905,298)     (905,298)
                                ----------    ------    ---------   ----------   -----------   ------------    ----------

Balance at January 31, 2006     17,263,140    $1,727    2,594,186   $6,792,926   $31,275,783   $(37,604,196)   $  466,240

Preferred stock issued                                    101,588      275,643        12,192                      287,835

Shares issued for services         216,791        22                                 114,227                      114,249

Preferred converted to common      323,738        32     (323,738)    (971,214)      971,182                            0

Stock dividend paid                253,004        25                                 265,629       (265,654)            0

Net loss for the fiscal year                                                                       (618,337)     (618,337)
                                ----------    ------    ---------   ----------   -----------   ------------    ----------

Balance at January 31, 2007     18,056,673    $1,806    2,372,036   $6,097,355   $32,639,013   $(38,488,187)   $  249,987
                                ==========    ======    =========   ==========   ===========   ============    ==========

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Years Ended January 31, 2007 and January 31, 2006


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the designer of the FX3000, a foreign currency trading software program. In March 2002, the Company sold the FX3000 software program, for a 25% interest in a joint venture, FX Direct Dealer, LLC, a company that markets the FX3000 software. The Company does not have operational control over FX Direct Dealer LLC. Tradition NA, the 75% owner of FX Direct Dealer LLC, is the primary beneficiary.

The Company provides constant programming service upgrades and software maintenance to the joint venture on the FX3000. In addition, the Company provides the users of the FX3000 program 24 hour help desk services.

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

Revenue Recognition- The Company provides software maintenance and support services for the users of the FX3000 program. The Company receives a monthly fee from the joint venture for these services. Revenues received for the maintenance and support services are recognized by the Company when they are earned.

Under the terms of the agreement, Tradition NA is entitled to a full reimbursement of its startup costs and initial losses on the joint venture incurred prior to any revenue payments to the Company. The Company is not liable for any losses on the joint venture. The Company's interest in the joint venture is accounted for on a cost basis and adjusted for any net profits of the joint venture. Profit sharing revenues received from the joint venture are first applied to the cost of the investment and then to revenues.

The Company has received no profit sharing revenues since its investment in the joint venture in March 2002.

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

RECLASSIFICATIONS - Certain 2006 amounts in the consolidated financial statements have been reclassified to conform to the 2007 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS"--an amendment of FASB Statements No. 133 and 140" (`SFAS No. 155"). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company's consolidated financial statements.

SFAS 157, "FAIR VALUE MEASUREMENTS", defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management does not expect adoption of SFAS No. 157 to have a material impact on the Company's consolidated financial statements.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue
No. 05-6 ("EITF No. 05-6"), "DETERMINING THE AMORTIZATION PERIOD FOR LEASEHOLD IMPROVEMENTS PURCHASED AFTER LEASE INCEPTION OR ACQUIRED IN A BUSINESS COMBINATION." EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO.109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Fin No. 48 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of FIN No. 48 to have a material impact on the Company's consolidated financial statements.

3. NET LOSS PER SHARE

The Company applies SFAS No. 128, Earnings per Share to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents which are convertible into common stock. Common stock equivalents outstanding at January 31, 2007 and January 31, 2006 are 6,207,726 and

5,492,344, respectively. The effects on net loss per share of the common stock equivalents are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Net loss per common share has been computed as follows:

                                              31-Jan-07             31-Jan-06
                                             -----------           -----------

     Net loss                               $  (618,337)           $  (905,298)

     Preferred dividends in arrears                   0                      0
                                            -----------            -----------

     Loss available to common shares        $  (618,337)           $  (905,298)
                                            ===========            ===========

     Shares outstanding                      18,056,673             17,263,140
                                            ===========            ===========

     Weighted average                        17,646,822             17,004,648
                                            ===========            ===========
     Loss per common share:
     Basic & fully diluted                  $     (0.04)           $     (0.05)
                                            ===========            ===========

4.  FIXED ASSETS - NET

The following table is a summary of fixed assets at January 31, 2007 and at January 31, 2006:

                                            31-Jan-07              31-Jan-06
                                            ---------              ---------

     Lease Improvements                     $  31,004              $  27,904
     Furniture & Fixtures                      30,174                 30,174
     Equipment                                238,382                229,520
     Accumulated depreciation                (248,103)              (223,509)
                                            ---------              ---------

     Fixed assets- net                      $  51,457              $  64,089
                                            =========              =========

5. WARRANTS OUTSTANDING

The Company applies an option pricing model to determine the fair value of the detachable stock warrants issued in fiscal years 2007 and 2006. In 2007, the following assumptions were used in the model. The dividend yield is 0%, volatility is 50%, and the risk-free interest rate is 5.50%. The fair values generated by the options pricing model may not be indicative of the future values, if any, that may be received by the warrant holder.

The Company has no formal stock option plan for employees.

In fiscal years 2007 and 2006, the Company issued 1,271,850 and 1,196,427, respectively, to preferred shareholders in conjunction with the issuances of the preferred stock. In 2007, the Company also issued 1,683,252 "loyalty" warrants to the preferred shareholders. During fiscal year 2007, 1,184,560 warrants that were issued prior to fiscal 2006 expired worthless. The Company agreed to extend the expiration period to August 2009 for 880,588 of the expired warrants. Currently, all warrants issued and outstanding expire in August 2009.

The Company allocated $12,192 and $244,058 of the proceeds received from the issuance of the warrants in conjunction with the preferred stock issuances to additional paid in capital in fiscal years 2007 and 2006, respectively, using the valuation method noted above.

The following table summarizes the details of the number of warrants issued and outstanding, the weighted average exercise price of the warrants, and weighted average years remaining on the warrants.

                                                                        Wgtd Avg
                                                        Wgtd Avg        Years to
                                           Amount    Exercise Price     Maturity
                                           ------    --------------     --------

Outstanding at January 31, 2005           1,701,731        $5             1.54
  Issued                                  1,196,427
  Expired                                         0
  Exercised                                       0
                                         ----------

Outstanding at January 31, 2006           2,898,158        $5             2.56
  Issued                                  2,122,092
  Expired                                (1,184,560)
  Exercised                                       0

                                         ----------
Outstanding at January 31, 2007           3,835,690        $5             2.52
                                         ==========

6. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and short term deposits, prepaid expense, and accounts payable and accrued expenses reported in the consolidated balance sheets are estimated by management to approximate fair value at January 31, 2007 and January 31, 2006.

7. ISSUANCES OF COMMON STOCK

The Company's stock (AVGG) began to trade in August 2006.

In the first half of fiscal year 2007, the Company issued 216,791 to consultants and programmers for services rendered. The services were valued at $114,249 using the average closing price of the stock from its trading inception through January 31, 2007.

In December 2006, the company issued a stock dividend of 253,004 shares valued at $265,654, using the closing price of AVGG on the date of the issue, to holders of the preferred stock.

During fiscal year 2007, holders of the preferred stock converted their shares into 323,738 shares of common stock.

During fiscal year 2006, the Company issued 35,485 shares of common stock to consultants for services rendered. In addition, the Company issued a stock dividend of 437,528 shares of common stock to the holders of the preferred stock.

8. ISSUANCES OF PREFERRED STOCK

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

In fiscal year 2007, the Company issued 101,588 shares of preferred B and received net proceeds of $287,835.

In fiscal year 2006, the Company issued 1,196,427 shares of preferred B and received net proceeds of $589,093.

9. CONCENTRATION OF CREDIT RISK

At January 31, 2007 and January 31, 2006, cash on deposit with financial institutions in excess of insured amounts were $162,081 and $342,575, respectively. In the event of the insolvency of these financial institutions, the recovery of the Company's assets may be limited to a pro rata share of funds available.

All of the Company's revenues are software maintenance fees on the FX3000 from the joint venture, FX Direct Dealer, LLC, which is effectively controlled by the majority interest holder, Tradition NA. A discontinuation of this relationship would have a material adverse affect on the financial position of the Company.

10. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                 31-Jan-07           31-Jan-06
                                                 ---------           ---------

Net loss before provision for income taxes       $(692,108)          $(913,975)
                                                 =========           =========
Current tax expense:
  Federal                                        $       0           $       0
  State                                                  0                   0
                                                 ---------           ---------
  Total                                          $       0           $       0

Less deferred tax benefit:
  Timing differences                              (696,929)           (845,362)
  Allowance for recoverability                     696,929             845,362
                                                 ---------           ---------
  Provision for income taxes                     $       0           $       0
                                                 =========           =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                            34%                 34%
Statutory state and local income tax                   10%                 10%
Less allowance for tax recoverability                 -44%                -44%
                                                 --------            --------
Effective rate                                          0%                  0%
                                                 ========            ========

Deferred income taxes are comprised of the following:

Timing differences                               $ 696,929           $ 845,362
Allowance for recoverability                      (696,929)           (845,362)
                                                 ---------           ---------
Deferred tax benefit                             $       0           $       0
                                                 =========           =========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2026 and 2027 and may not be recoverable upon the purchase of the Company under current IRS statutes.

11. RELATED PARTY TRANSACTIONS

During fiscal years 2007 and 2006, the Company paid a consulting firm that is owned by the chief executive officer, $106,002 and $160,778, respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

12. GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the years ending January 31, 2007 and January 31, 2006, the Company has experienced, and continues to experience, certain going concern issues related to profitability.

Management's plans with regard to this matter are as follows:

Management has formulated plans in cooperation with the Board of FX Direct Dealer, LLC to continue to improve the FX3000 currency trading platform. Once Tradition NA has recouped its original investment in the joint venture, the Company should begin to realize profits from the joint venture, in addition to the software upgrade and program maintenance fees it now receives. However this eventuality cannot be assured by management at the date of this report.

13. COMMITMENTS AND CONTINGENCIES

The Company is committed to a non-cancelable lease for office space in New York City, expiring in 2012. Future minimum lease payments required under this lease is as follows:

                    2007               $ 127,481
                    2008                 131,306
                    2009                 135,245
                    2010                 139,302
                    2011                 143,481
                    2012                  24,448

               Less sub lease           (550,878)
                                       ---------

                  Total                $  22,903
                                       =========

The Company has deposited $45,000 as a security deposit on the office space described above. The deposit is non-interest bearing and is due at the termination of the lease.

In August 2006, the Company entered into a sub-leasing agreement with a company for the bulk of its office space in New York City. The sub-lease expires in 2012 and requires the lessee to pay the Company $550,778 over the term of the sub-lease.

The Company is a defendant in a lawsuit in New York State Supreme Court brought by an individual claiming part ownership in the Company seeking unspecified damages. The Company has currently petitioned the court to dismiss the case and believes it will likely succeed in its motion. However, management cannot accurately predict the liability that may be associated with this claim in the event that their motion is unsuccessful.