Form 10QSB
period 2007-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2007-06-14
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Quarter Ended April 30, 2007

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at April 30, 2007
          -----                                -----------------------------
Common stock, $0.0001 par value                         18,056,673

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

INDEX                                                                         2

Part I. Financial information                                                 3

     Item 1. Condensed Consolidated Financial Statements:                     3

          Balance sheet as of April 30, 2007 and January 31, 2007             4

          Statement of income (loss) for three months ended
          April 30, 2007 and 2006                                             5

          Statement of cash flows for three months ended
          April 30, 2007 and 2006                                             6

          Statement of changes in shareholders equity for the
          three months ended April 30, 2007                                   7

          Notes to condensed consolidated financial statements                8

     Item 2. Management's discussion and analysis of financial condition     12

Part II. Other information                                                   15

Exhibits                                                                     15

Signatures                                                                   16

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2007 and January 31, 2007

                                                                               Unaudited
                                                                               30-Apr-07              31-Jan-07
                                                                              ------------           ------------
ASSETS

Current assets:
  Cash & short term deposits                                                  $     95,585           $    262,081
                                                                              ------------           ------------
      Total current assets                                                    $     95,585           $    262,081

Other assets:
  Fixed assets- net                                                                 45,909                 51,457
  Security deposit                                                                  45,000                 45,000
  Trademark- net                                                                     8,331                  8,479
                                                                              ------------           ------------

      Total assets                                                            $    194,825           $    367,017
                                                                              ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                         $     67,070           $    117,030
                                                                              ------------           ------------
      Total current liabilities                                               $     67,070           $    117,030

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares        $  1,712,801           $  1,712,601
  Series B preferred stock, one share convertible to one share of common;
   6% cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares         4,384,554              4,384,754
   Common stock - $.0001 par value, authorized 100,000,000 shares,
    issued and outstanding, 18,056,673 shares                                        1,806                  1,806
   Additional paid in capital                                                   32,639,013             32,639,013
   Accumulated deficit                                                         (38,610,419)           (38,488,187)
                                                                              ------------           ------------
      Total shareholders' equity                                                   127,755                249,987
                                                                              ------------           ------------

      Total Liabilities & Shareholders' Equity                                $    194,825           $    367,017
                                                                              ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                        For the Quarters Ended April 30th

                                                        Unaudited              Unaudited
                                                        30-Apr-07              30-Apr-06
                                                       ------------           ------------
Revenues:
  Revenues from software maintenance                   $    274,000           $    282,292
  Software maintenance costs                               (224,988)              (228,408)
                                                       ------------           ------------
      Net revenues                                     $     49,012           $     53,884

General and administrative expenses:
  Salaries and benefits                                $    103,761           $     59,902
  Promotion & investor relations                              2,840                 51,110
  Consulting                                                  3,944                  7,600
  General administration                                     83,371                 97,234
  Depreciation                                                5,548                  1,231
                                                       ------------           ------------
      Total general & administrative expenses               199,464                217,077
                                                       ------------           ------------

Net loss from operations                               $   (150,452)          $   (163,193)

Other revenues and expenses:
  Interest income                                               562                  1,887
  Rental income                                              27,658                      0
                                                       ------------           ------------

Net loss before provision for income taxes             $   (122,232)          $   (161,306)

Provision for income taxes                                        0                      0
                                                       ------------           ------------

Net loss                                               $   (122,232)          $   (161,306)
                                                       ============           ============
Loss per common share:
  Basic & fully diluted                                $      (0.01)          $      (0.02)

Weighted average of common shares:
  Basic & fully diluted                                  18,056,673             17,263,140

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                        For the Quarters Ended April 30th

                                                               Unaudited           Unaudited
                                                               30-Apr-07           30-Apr-06
                                                               ---------           ---------
Operating Activities:
  Net loss                                                     $(122,232)          $(147,812)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                    148                 149
     Depreciation                                                  5,548              10,523
  Changes in other operating assets and liabilities :
     Prepaid expense                                                   0              (2,630)
     Accounts payable                                            (49,960)            (69,979)
                                                               ---------           ---------
Net cash used by operations                                    $(166,496)          $(209,749)

Financing Activities:
  Subscriptions received                                       $       0           $  72,000
  Shareholder advances repaid                                          0             (15,388)
                                                               ---------           ---------
Net cash provided by financing activities                              0              56,612
                                                               ---------           ---------

Net decrease in cash during the year                           $(166,496)           (153,137)

Cash balance at February 1st                                     262,081             597,547
                                                               ---------           ---------

Cash balance at January 31st                                   $  95,585           $ 444,410
                                                               =========           =========

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $       0           $       0
  Income taxes paid during the period                          $       0           $       0

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                        For the Quarters Ended April 30th

                                    Common       Common     Preferred   Preferred     Paid in        Accumulated
                                    Shares      Par Value    Shares       Value       Capital         Deficit         Total
                                    ------      ---------    ------       -----       -------         -------         -----
Balance at January 31, 2007       18,056,673    $  1,806    2,372,036   $6,097,355   $32,639,013    $(38,488,187)   $ 249,987

Net loss for the period                                                                                 (122,232)    (122,232)
                                 -----------    --------    ---------   ----------   -----------    ------------    ---------

Balance at March 31, 2007-
unaudited                         18,056,673    $  1,806    2,372,036   $6,097,355   $32,639,013    ($38,610,419)   $ 127,755
                                 ===========    ========    =========   ==========   ===========    ============    =========

Balance at January 31, 2006       17,263,140    $  1,727    2,594,186   $6,792,926   $31,275,783    ($37,604,196)   $ 466,240

Subscriptions received                                                     100,266                                    100,266

Net loss for the period                                                                                 (161,306)    (161,306)
                                 -----------    --------    ---------   ----------   -----------    ------------    ---------

Balance at April 30, 2006-
unaudited                         17,263,140    $  1,727    2,594,186   $6,893,192   $31,275,783    $(37,765,502)   $ 405,200
                                 ===========    ========    =========   ==========   ===========    ============    =========


See the notes to the financial statements.

                       Advanced Technologies Group, Ltd.
            Unaudited Notes to the Consolidated Financial Statements For the Quarters Ended April 30, 2007 and April 30, 2006


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the developer of the FX3000, a foreign currency trading software platform. In March 2002, the Company sold the FX3000 software for a 25% interest in a joint venture, FX Direct Dealer LLC, a company that markets the FX3000 software. The Company does not have operational control over FX Direct Dealer LLC. Tradition NA, the 75% owner of FX Direct Dealer LLC, is the primary beneficiary.

The Company provides continuous software development, upgrades and maintenance on the FX3000 to the joint venture. In addition, the Company provides the users of the FX3000 program 24 hour help desk services.

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

Net loss per common share has been computed as follows:

                                             30-Apr-07              30-Apr-06
                                            ------------           ------------

     Net loss                               $   (122,232)          $   (161,306)

     Preferred dividends in arrears                    0               (173,450)
                                            ------------           ------------

     Loss available to common shares        $   (122,232)          $   (334,756)
                                            ============           ============


     Shares outstanding                       18,056,673             17,263,140
                                            ============           ============

     Weighted average                         18,056,673             17,263,140
                                            ============           ============

     Loss per common share:
     Basic & fully diluted                  $      (0.01)          $      (0.02)
                                            ============           ============

3. FIXED ASSETS- NET

The following table is a summary of fixed assets:

                                            30-Apr-07              31-Jan-07
                                            ---------              ---------

     Lease Improvements                     $  31,004              $  31,004
     Furniture & Fixtures                      30,174                 30,174
     Equipment                                238,382                238,382
     Accumulated depreciation                (253,651)              (248,103)
                                            ---------              ---------

     Fixed assets- net                      $  45,909              $  51,457
                                            =========              =========

4. WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding, the weighted average exercise price of the warrants, and weighted average years remaining on the warrants.

                                                                        Wgtd Avg
                                                        Wgtd Avg        Years to
                                           Amount     Exercise Price    Maturity
                                           ------     --------------    --------

     Outstanding at January 31, 2007      3,835,690        $5              2.52

     Issued                                       0
     Expired                                      0
     Exercised                                    0
                                          ---------
     Outstanding at January 31, 2007      3,835,690        $5              2.27
                                          =========

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                    30-Apr-07         30-Apr-06
                                                    ---------         ---------

     Net loss before provision for income taxes     $(150,452)        $(163,193)
                                                    =========         =========
     Current tax expense:
       Federal                                      $       0         $       0
       State                                                0                 0
                                                    ---------         ---------
       Total                                        $       0         $       0

     Less deferred tax benefit:
       Timing differences                            (326,708)         (116,603)
       Allowance for recoverability                   326,708           116,603
                                                    ---------         ---------
       Provision for income taxes                   $       0         $       0
                                                    =========         =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                              34%           34%
     Statutory state and local income tax                     10%           10%
     Less allowance for tax recoverability                   -44%          -44%
                                                        ---------     ---------
     Effective rate                                             0%            0%
                                                        =========     =========

Deferred income taxes are comprised of the following:

     Timing differences                                 $ 326,708     $ 116,603
     Allowance for recoverability                        (326,708)     (116,603)
                                                        ---------     ---------
     Deferred tax benefit                               $       0     $       0
                                                        =========     =========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2026 and 2027 and may not be recoverable upon the purchase of the Company under current IRS statutes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc., a Delaware corporation, the designer of the FX3000 software platform. The FX3000 software platform is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 platform to FX Direct Dealer, LLC, a joint venture company that markets the FX3000 software platform. The Company received a 25% interest in the company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the three months ended April 30, 2007.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME (THREE MONTHS)

Total net revenues for the first three months of fiscal 2008 were $49,012, compared to $53,884 for the same period in fiscal 2007, a decrease of $4,872, or almost 4%. This decrease was due to normal fluctuations in our business cycle. However, management believes that revenues from the FX Direct Dealer LLC joint venture will increase during the balance of fiscal 2007 and fiscal 2008 as the marketing program for this product continues to develop. Management does not expect any significant revenues from its PromotionStat technology since all of its efforts have been concentrated in the joint venture operations.

General and administrative expense for the first three months of fiscal 2008 was $199,464 compared to $217,077 for 2007, a decrease of almost 9%. Major decrease in costs during this period was in reduction of professional fees, travel related costs and with some decreases in general supplies and automobile costs.

The detail of general administrative costs is as follows:


                                      30-Apr-07        30-Apr-06
                                      ---------        ---------

     Travel, lodging, & meals          $28,106          $37,350
     Rent & utilities                   19,952           10,956
     Supplies                            8,352           10,409
     Automobile costs                   11,891            9,367
     Telephone                           8,196            3,816
     Professional fees                   5,910           21,293
     Miscellaneous taxes                   202            2,480
     Postage                               762            1,563
                                       -------          -------

     Total                             $83,371          $97,234
                                       =======          =======

After deducting general and administrative costs, the Company experienced a loss from operations of $150,452 for the first three months of fiscal 2008, compared to an operating loss of $163,193 for the same period in fiscal 2007.

Interest income decreased from 2007 since the Company's average cash balance has decreased in 2008. The Company invests excess cash balance in money market accounts.

Net loss for this period in fiscal 2008 was $122,232 or $0.01 per share compared to a loss of $161,305, or $0.02 per share for the same period in fiscal 2007.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2007 cash on hand was $95,585 as compared with $262,081 at January 31, 2007. During the period the Company received $0 in net subscriptions to its preferred B stock. Operations used $166,496 of the cash.

The Company does not expect any material capital expenditures for the balance of fiscal 2008.

At April 30, 2007, the Company had working capital of $28,515 compared to a working capital of $145,051 at January 31, 2007.

Total assets at April 30, 2007 were $194,825 as compared to $367,017 at January 31, 2007.

The Company's total stockholders' equity decreased to $127,755 at April 30, 2007 from $249,987 at January 31, 2007.

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


Date: June 14, 2007                     By: /s/ Abel Raskas
                                            ----------------------------------
                                            Abel Raskas
                                            President


Date: June 14, 2007                     By: /s/ Alex Stelmak
                                            ----------------------------------
                                            Alex Stelmak
                                            Chairman of the Board of Directors
                                            and Chief Financial Officer