Form 10QSB
period 2007-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2007-09-11
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           Quarter Ended July 31, 2007

                         Commission File Number 0-30987


                        Advanced Technologies Group, Ltd.
             (Exact name of Registrant as specified in its Charter)


           Nevada                                               80-0987213
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


921 Bergen Avenue, Suite 405, Jersey City, NJ                     07306
   (Address of principal executive offices)                     (Zip Code)


   32 Broadway, 4th Floor, New York, NY                           10004
           (Former Address)                                     (Zip Code)

                                  201-680-7142
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at July, 31, 2007
-------------------------------                    -----------------------------
Common stock, $0.0001 par value                              18,056,673

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

INDEX                                                                        2

Part 1. Financial Information

     Item 1. Condensed Consolidated Financial Statements                     3

          Balance sheet as of July 31, 2007 and January 31, 2007             4

          Statement of income  (loss) for three months ended
          July 31, 2007 and 2006                                             5

          Statement of cash flows for three months ended
          July 31, 2007 and 2006                                             6

          Statement of changes in shareholders equity for the
          three months ended July 31, 2007                                   7

          Notes to condensed consolidated financial statements               8

     Item 2. Management's Discussion and Analysis of Financial Condition    13

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                               15

Signatures                                                                  16

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of July 31, 2007 and January 31, 2007

                                                                                  Unaudited
                                                                                  30-Apr-07         31-Jan-07
                                                                                 ------------      ------------
                                     ASSETS
Current assets:
  Cash & short term deposits                                                     $     94,252      $    262,081
                                                                                 ------------      ------------
      Total current assets                                                       $     94,252      $    262,081

Other assets:
  Fixed assets- net                                                                    41,612            51,457
  Security deposit                                                                     45,000            45,000
  Trademark- net                                                                        8,179             8,479
                                                                                 ------------      ------------

      Total assets                                                               $    189,043      $    367,017
                                                                                 ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                            $     72,030      $    117,030
                                                                                 ------------      ------------
      Total current liabilities                                                  $     72,030      $    117,030

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common; 13%
   cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares           $  1,712,801      $  1,712,601

  Series B preferred stock, one share convertible to one share of common; 6%
   cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares            4,384,754         4,384,754

  Common stock - $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding, 18,056,673 shares                                            1,806             1,806
  Additional paid in capital                                                       32,639,013        32,639,013
  Accumulated deficit                                                             (38,621,161)      (38,488,187)
                                                                                 ------------      ------------
      Total shareholders' equity                                                      117,013           249,987
                                                                                 ------------      ------------

      Total Liabilities & Shareholders' Equity                                   $    189,043      $    367,017
                                                                                 ============      ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                        For the Quarters Ended July 31st

                                                  6 Months          6 Months          3 Months          3 Months
                                                  Unaudited         Unaudited         Unaudited         Unaudited
                                                  31-Jul-07         31-Jul-06         31-Jul-07         31-Jul-06
                                                 ------------      ------------      ------------      ------------
Revenues:
  Revenues from software maintenance             $    685,000      $    609,656      $    411,000      $    327,364
  Software maintenance costs                         (463,000)         (401,552)         (238,012)         (173,144)
                                                 ------------      ------------      ------------      ------------
      Net revenues                               $    222,000      $    208,104      $    172,988      $    154,220

General and administrative expenses:
  Salaries and benefits                          $    175,225      $    111,715      $     71,464      $     51,813
  Promotion & investor relations                       26,340            72,423            23,500            21,313
  Consulting                                            3,944           104,620                 0            97,020
  General administration                              197,715           241,362           114,344           144,928
  Depreciation                                          9,845            12,743             4,297            11,512
                                                 ------------      ------------      ------------      ------------
      Total general & administrative expenses         413,069           542,863           213,605           326,586
                                                 ------------      ------------      ------------      ------------

Net loss from operations                         $   (191,069)     $   (334,759)     $    (40,617)     $   (172,366)

Other revenues and expenses:
  Interest income                                         954             1,686               392               599
  Rental income                                        57,141                 0            29,483                 0
                                                 ------------      ------------      ------------      ------------

Net loss before provision for income taxes       $   (132,974)     $   (333,073)     $    (10,742)     $   (171,767)

Provision for income taxes                                  0                 0                 0                 0
                                                 ------------      ------------      ------------      ------------

Net loss                                         $   (132,974)     $   (333,073)     $    (10,742)     $   (171,767)
                                                 ============      ============      ============      ============

Loss per common share:
  Basic & fully diluted                          $      (0.01)     $      (0.04)     $      (0.01)     $      (0.01)

Weighted average of common shares:
  Basic & fully diluted                            18,056,673        17,263,140        18,056,673        17,263,140


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                       For the Six Months Ended July 31st

                                                               Unaudited           Unaudited
                                                               31-Jul-07           31-Jul-06
                                                               ---------           ---------
Operating Activities:
  Net loss                                                     $(132,974)          $(333,073)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                    300                 301
     Depreciation                                                  9,845              12,743
  Changes in other operating assets and liabilities :
     Prepaid expense                                                   0                   0
     Accounts payable                                            (45,000)              1,426
                                                               ---------           ---------
Net cash used by operations                                    $(167,829)          $(318,603)

Financing Activities:
  Subscriptitons received                                      $       0           $ 136,256
  Shareholder advances repaid                                          0                   0
                                                               ---------           ---------
Net cash provided by financing activities                              0             136,256
                                                               ---------           ---------

Net decrease in cash during the year                           $(167,829)          $(182,347)

Cash balance at February 1st                                     262,081             442,575
                                                               ---------           ---------

Cash balance at July 31st                                      $  94,252           $ 260,228
                                                               =========           =========

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $       0           $       0
  Income taxes paid during the period                          $       0           $       0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                       For the Six Months Ended July 31st

                                          Common      Common     Preferred    Preferred     Paid in       Accumulated
                                          Shares     Par Value     Shares       Value       Capital         Deficit        Total
                                          ------     ---------     ------       -----       -------         -------        -----
Balance at Janauray 31, 2007            18,056,673    $  1,806    2,372,036   $6,097,355   $32,639,013   $(38,488,187)  $  249,987

Net loss for the period                                                                                      (132,974)    (132,974)
                                        ----------    --------   ----------   ----------   -----------   ------------   ----------

Balance at July 31, 2007 - unaudited    18,056,673    $  1,806    2,372,036   $6,097,355   $32,639,013   $(38,621,161)  $  117,013
                                        ==========    ========   ==========   ==========   ===========   ============   ==========

Balance at Janaury 31, 2006             17,263,140    $  1,727    2,594,186   $6,792,926   $31,275,783   $(37,604,196)  $  466,240

Subscriptions received                                                           136,256                                   136,256

Net loss for the period                                                                                      (333,073)    (333,073)
                                        ----------    --------   ----------   ----------   -----------   ------------   ----------

Balance at July 31, 2006 - unaudited    17,263,140    $  1,727   $2,594,186   $6,929,182   $31,275,783   $(37,937,269)  $  269,423
                                        ==========    ========   ==========   ==========   ===========   ============   ==========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Unaudited Notes to the Consolidated Financial Statements For the Quarters Ended April 30, 2007 and April 30, 2006


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the developer of the FX3000, a foreign currency trading software platform. In March 2002, the Company sold the FX3000 software for a 25% interest in a joint venture, FX Direct Dealer LLC, a company that markets the FX3000 software. The Company does not have operational control over FX Direct Dealer LLC. Tradition NA, the 15% owner of FX Direct Dealer LLC, the Chief Executive Officer of Tradition NA are the primary beneficiaries. Prior to December 29, 2006 Tradition held 75% interest in FX Direct Dealer LLC. On December 29, 2006 Tradition sold 80% of its interest in FX Direct Dealer LLC to its Chief Execute Officer.

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

Net loss per common share has been computed as follows:

                                            31-Jul-07          31-Jul-06
                                          ------------       ------------
     Net loss                             $   (132,974)      $   (333,073)

     Preferrred dividends in arrears                 0           (337,758)
                                          ------------       ------------

     Loss available to common shares      $   (132,974)      $   (670,831)
                                          ============       ============

     Shares outstanding                     18,056,673         17,263,140
                                          ============       ============

     Weighted average                       18,056,673         17,263,140
                                          ============       ============
     Loss per common share:
       Basic & fully diluted              $      (0.01)      $      (0.04)
                                          ============       ============

3. FIXED ASSETS- NET

The following table is a summary of fixed assets:

                                               30-Apr-07         31-Jan-07
                                               ---------         ---------

     Lease Improvements                        $  31,004         $  31,004
     Furniture & Fixtures                         30,174            30,174
     Equipment                                   238,382           238,382
     Accumulated depreciation                   (257,948)         (248,103)
                                               ---------         ---------

     Fixed assets- net                         $  41,612         $  51,457
                                               =========         =========

4. WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding, the weighted average exercise price of the warrants, and weighted average years remaining on the warrants.

                                                                        Wgtd Avg
                                                       Wgtd Avg         Years to
                                        Amount      Exercise Price      Maturity
                                        ------      --------------      --------

Outstanding at January 31, 2007        3,835,690         $ 5              2.52

Issued                                         0
Expired                                        0
Exercised                                      0

                                       ---------
Outstanding at July 31, 2007           3,835,690         $ 5              2.02
                                       =========

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                      31-Jul-07       31-Jul-06
                                                      ---------       ---------

     Net loss before provision for income taxes       $(191,069)      $(334,759)
                                                      =========       =========
     Current tax expense:
       Federal                                        $       0       $       0
       State                                                  0               0
                                                      ---------       ---------
       Total                                          $       0       $       0

     Less deferred tax benefit:
       Timing differences                              (288,492)       (242,652)
       Allowance for recoverability                     288,492         242,652
                                                      ---------       ---------
       Provision for income taxes                     $       0       $       0
                                                      =========       =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                            34%             34%
     Statutory state and local income tax                   10%             10%
     Less allowance for tax recoverability                 -44%            -44%
                                                      ---------       ---------
     Effective rate                                          0%              0%
                                                      =========       =========

Deferred income taxes are comprised of the following:

     Timing differences                               $ 288,492       $ 242,652
     Allowance for recoverability                      (288,492)       (242,652)
                                                      ---------       ---------
     Deferred tax benefit                             $       0       $       0
                                                      =========       =========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2026 and 2027 and may not be recoverable upon the purchase of the Company under current IRS statutes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc., a Delaware corporation, the designer of the FX3000 software program. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 program to FX Direct Dealer, LLC, a joint venture company that markets the FX3000 software program. The Company received a 25% interest in the company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company. On December 29, 2006, Tradition, N.A. sold 80% of its interest in DX Direct Dealer, LLC to its Chief Executive Officer.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the three and the six months ended July 2007 and July 2006.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME (THREE MONTHS)

Total net revenues for the first six months of fiscal 2008 were $222,000, compared to $208,104 for the same period in fiscal 2007, an increase of $13,896, or almost 6.3%. This increase was due to an increase in revenues from software maintenance. Furthermore, management believes that revenues from the FX Direct Dealer LLC joint venture will increase during the balance of fiscal 2008 as the marketing program for this product continues to develop. At present Management does not expect any significant revenues from its PromotionStat technology since all of its efforts have been concentrated in the FX Direct Dealer LLC joint venture operations.

Net revenues for the three months ended July 31, 2007 were $172,988 compared to $154,220 for the same period in 2007, showing an increase of $18,768 or about 10%.

General and administrative expense for the first half of fiscal 2008 was $413,069 compared to $542,863 for 2007, a decrease of almost 20%. Major decrease in costs during this period was due to reduction of consulting costs, general administration, and promotion and investor relation costs.

The detail of general administrative costs is as follows:

                                                31-Jul-07         31-Jul-06
                                                ---------         ---------

     Travel, lodging, & meals                    $ 57,661          $ 98,297
     Rent & utilities                              77,423             2,251
     Supplies                                      18,259            25,630
     Automobile costs                              17,638            19,946
     Telephone                                      9,592            19,590
     Internet providers                             5,531             2,750
     Professional fees                              9,966            15,067
     Miscellaneous taxes                              202            53,229
     Postage                                        1,443             2,480
                                                 --------          --------
                                                                      2,122
     Total                                       $197,715          $241,362
                                                 ========          ========

For the three months ended July 31, 2006, general and administrative expenses totaled $213,505 compared to $326,586 for the three months ended July 31, 2007, also reflecting a significant decrease of over 30%.

After deducting general and administrative costs, the Company experienced a loss from operations of $191,069 for the first six months of fiscal 2008, compared to an operating loss of $334,759 for the same period in fiscal 2007.

During the three months ended July 31, 2007, the Company realized a loss from operations of $40,617 compared to a loss of $172,366 for the same period in fiscal 2007.

Interest income decreased during both the six and three months ended July 2007 since the Company's average cash balance has decreased in 2008. The Company invests excess cash balance in money market accounts.

During the six months ended July 31, 2007, the Company's net loss was $132,974 or $0.01 per share compared to a loss of $333,073, or $0.04 per share for the same period in fiscal 2007. For the three months ended July 31, 2007, the Company experienced a net loss of $10,742 or a loss of $0.01 per share compared to net loss of $171,767 or a loss of $0.01 per share for the same period in fiscal 2007.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2007 cash on hand was $94,252 as compared with $260,228 for the same fiscal period in 2007. During the period the Company received $0 in net subscriptions to its preferred B stock.

The Company does not expect any material capital expenditures for the balance of fiscal 2008.

At July 31, 2007, the Company had working capital of $22,222 compared to a working capital of $145,051 at January 31, 2007.

Total assets at July 31, 2007 were $189,043 as compared to $367,017 at January 31, 2007.

The Company's total stockholders' equity decreased to $117,013 at July 31, 2007 from $249,987 at January 31, 2007.

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


Date: September 11, 2007               By: /s/ Abel Raskas
                                          --------------------------------------
                                          Abel Raskas
                                          President


Date: September 11, 2007               By: /s/ Alex Stelmak
                                          --------------------------------------
                                          Chairman of the Board of Directors and
                                          Chief Financial Officer