Form 10QSB
period 2007-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2007-12-07
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Quarter Ended October 31, 2007

                         Commission File Number 0-30987


                        Advanced Technologies Group, Ltd.
             (Exact name of Registrant as specified in its Charter)


            Nevada                                              80-0987213
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

921 Bergen Avenue, Suite 405, Jersey City, NJ                     07306
  (Address of principal executive offices)                      (Zip Code)

32 Broadway, 3rd. Floor, New York, NY                             10004
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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at October, 31, 2007
           -----                                --------------------------------
Common stock, $0.0001 par value                           18,056,673

                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----

INDEX                                                                         2


Part 1. Financial information                                                 3

     Item 1. Condensed Consolidated Financial Statements:

          Balance sheet as of October 31, 2007 and January 31, 2007           4

          Statement of income  (loss) for nine months ended
          October 31, 2007 and 2006                                           5

          Statement of cash flows for nine months ended October 31, 2007
          and 2006                                                            6

          Statement of changes in shareholders equity for the nine
          months ended October 31, 2007                                       7

          Notes to condensed consolidated financial statements                8

     Item 2. Management's discussion and analysis of financial condition     12


Part II. Other information

     Item 6. Exhibits and Reports on Form 8-K                                15

Signatures                                                                   16

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of October 31, 2007 and January 31, 2007

                                                                               Unaudited
                                                                               31-Oct-07              31-Jan-07
                                                                              ------------           ------------
ASSETS

Current assets:
  Cash & short term deposits                                                  $    157,203           $    262,081
                                                                              ------------           ------------
      Total current assets                                                    $    157,203           $    262,081

Other assets:
  Fixed assets- net                                                                 36,841                 51,457
  Security deposit                                                                  45,000                 45,000
  Trademark- net                                                                     8,026                  8,479
                                                                              ------------           ------------

      Total assets                                                            $    247,070           $    367,017
                                                                              ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                         $     20,988           $    117,030
                                                                              ------------           ------------
      Total current liabilities                                               $     20,988           $    117,030

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares        $  1,712,601           $  1,712,601
  Series B preferred stock, one share convertible to one share of common;
   6% cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares         4,384,754              4,384,754
  Common stock - $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding, 18,056,673 shares                                         1,806                  1,806
  Additional paid in capital                                                    32,639,013             32,639,013
  Accumulated deficit                                                          (38,512,092)           (38,488,187)
                                                                              ------------           ------------
      Total shareholders' equity                                                   226,082                249,987
                                                                              ------------           ------------

      Total Liabilities & Shareholders' Equity                                $    247,070           $    367,017
                                                                              ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                For the Nine and Three Months Ended October 31st

                                                    9 Months          9 Months          3 Months          3 Months
                                                    Unaudited         Unaudited         Unaudited         Unaudited
                                                    31-Oct-07         31-Oct-06         31-Oct-07         31-Oct-06
                                                   -----------       -----------       -----------       -----------
Revenues:
  Revenues from software maintenance               $ 1,019,000       $   872,520       $   334,000       $   262,864
  Software maintenance costs                          (591,000)         (509,021)         (128,000)         (107,469)
                                                   -----------       -----------       -----------       -----------
      Net revenues                                 $   428,000       $   363,499       $   206,000       $   155,395

General and administrative expenses:
  Salaries and benefits                            $   235,619       $   213,587       $    60,394       $   101,872
  Promotion & investor relations                        37,501            73,873            11,161             1,450
  Consulting                                             4,094           145,311               150            40,691
  General administration                               271,630           338,000            73,915            96,638
  Depreciation                                          14,616            18,509             4,771             5,766
                                                   -----------       -----------       -----------       -----------
      Total general & administrative expenses          563,460           789,280           150,391           246,417
                                                   -----------       -----------       -----------       -----------

Net loss from operations                           $  (135,460)      $  (425,781)      $    55,609       $   (91,022)

Other revenues and expenses:
  Interest income                                        1,382             2,329               428               643
  Rental income                                        110,173                 0            53,032                 0
                                                   -----------       -----------       -----------       -----------

Net loss before provision for income taxes         $   (23,905)      $  (423,452)      $   109,069       $   (90,379)

Provision for income taxes                                   0                 0                 0                 0
                                                   -----------       -----------       -----------       -----------

Net loss                                           $   (23,905)      $  (423,452)      $   109,069       $   (90,379)
                                                   ===========       ===========       ===========       ===========

Loss per common share:
  Basic & fully diluted                            $     (0.00)      $     (0.05)      $     (0.01)      $     (0.01)

Weighted average of common shares:
  Basic & fully diluted                             18,056,673        17,263,140        18,056,673        17,263,140


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                     For the Nine Months Ended October 31st

                                                               Unaudited           Unaudited
                                                               31-Oct-07           31-Oct-06
                                                               ---------           ---------
Operating Activities:
  Net loss                                                     $ (23,905)          $(423,452)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                    453                 453
     Depreciation                                                 14,616              18,509
  Changes in other operating assets and liabilities :
     Accounts payable                                            (96,042)                (30)
                                                               ---------           ---------
Net cash used by operations                                    $(104,878)          $(404,520)

Financing Activities:
  Subscriptions received                                       $       0           $ 347,236
  Shareholder advances repaid                                          0             (43,847)
                                                               ---------           ---------
Net cash provided by financing activities                              0             303,389
                                                               ---------           ---------

Net decrease in cash during the year                           $(104,878)          $(101,131)

Cash balance at February 1st                                     262,081             442,575
                                                               ---------           ---------

Cash balance at October 31st                                   $ 157,203           $ 341,444
                                                               =========           =========

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $       0           $       0
  Income taxes paid during the period                          $       0           $   7,666


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Unaudited Consolidated Statement of Changes in Shareholders' Equity
                     For the Nine Months Ended October 31st

                                 Common       Common    Preferred    Preferred     Paid in      Accumulated
                                 Shares     Par Value    Shares        Value       Capital        Deficit       Total
                                 ------     ---------    ------        -----       -------        -------       -----
Balance at January 31, 2007    18,056,673    $ 1,806    2,372,036   $6,097,355   $32,639,013   $(38,488,187)   $249,987

Net loss for the period                                                                             (23,905)    (23,905)
                               ----------    -------    ---------   ----------   -----------   ------------    --------

Balance at October 31, 2007    18,056,673    $ 1,806    2,372,036   $6,097,355   $32,639,013   $(38,512,092)   $226,082
                               ==========    =======    =========   ==========   ===========   ============    ========

Balance at January 31, 2006    17,263,140    $ 1,727    2,594,186   $6,792,926   $31,275,783   $(37,604,196)   $466,240

Subscriptions received                                                 303,389                                  303,389

Net loss for the period                                                                            (423,452)   (423,452)
                               ----------    -------    ---------   ----------   -----------   ------------    --------

Balance at October 31, 2006    17,263,140    $ 1,727    2,594,186   $7,096,315   $31,275,783   $(38,027,648)   $346,177
                               ==========    =======    =========   ==========   ===========   ============    ========


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Unaudited Notes to the Consolidated Financial Statements
         For the Nine Months Ended October 31, 2007 and October 31, 2006


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the designer of the FX3000, an on-line real time foreign currency trading software platform. In March 2002, the Company sold the FX3000 software platform, for a 25% interest in a joint venture, FX Direct Dealer LLC, a company that markets the FX3000 software. The Company does not have operational control over FX Direct Dealer LLC. Tradition NA, the 75% owner of FX Direct Dealer LLC was the primary beneficiary. On December 29, 2006 Tradition NA sold 80% of its 75% membership interest in joint venture to the CEO of Tradition NA, who is now the primary beneficiary. Tradition NA retains 15% membership interest.

The Company provides programming service upgrades to the joint venture on the FX3000. In addition, the Company provides the users of the FX3000 program 24 hour help desk services.

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

Net loss per common share has been computed as follows:

                                             31-Oct-07           31-Oct-06
                                            -----------         -----------

     Net loss                               $   (23,905)        $  (423,452)

     Preferred dividends in arrears                   0            (502,067)
                                            -----------         -----------

     Loss available to common shares        $   (23,905)        $  (925,519)
                                            ===========         ===========

     Shares outstanding                      18,056,673          17,263,140
                                            ===========         ===========

     Weighted average                        18,056,673          17,263,140
                                            ===========         ===========
     Loss per common share:
       Basic & fully diluted                $     (0.00)        $     (0.05)
                                            ===========         ===========

3. FIXED ASSETS- NET

The following table is a summary of fixed assets:


                                            31-Oct-07           31-Jan-07
                                            ---------           ---------

     Lease Improvements                     $  31,004           $  31,004
     Furniture & Fixtures                      30,174              30,174
     Equipment                                238,382             238,382
     Accumulated depreciation                (262,719)           (248,103)
                                            ---------           ---------

     Fixed assets- net                      $  36,841           $  51,457
                                            =========           =========

4. WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding, the weighted average exercise price of the warrants, and weighted average years remaining on the warrants.

                                                                       Wgtd Avg
                                                       Wgtd Avg        Years to
                                         Amount     Exercise Price     Maturity
                                         ------     --------------     --------
     Outstanding at January 31, 2007    3,835,690        $5              2.52

     Issued                                     0
     Expired                                    0
     Exercised                                  0

                                        ---------
     Outstanding at October 31, 2007    3,835,690        $5              1.77
                                        =========

5.  INCOME TAXES

Provision for income taxes is comprised of the following:

                                                    31-Oct-07         31-Oct-06
                                                    ---------         ---------

     Net loss before provision for income taxes     $(135,460)        $(425,781)
                                                    =========         =========

     Current tax expense:
       Federal                                      $       0         $       0
       State                                                0                 0
                                                    ---------         ---------
       Total                                        $       0         $       0

     Less deferred tax benefit:
       Timing differences                            (305,278)         (242,652)
       Allowance for recoverability                   305,278           242,652
                                                    ---------         ---------
       Provision for income taxes                   $       0         $       0
                                                    =========         =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                          34%               34%
     Statutory state and local income tax                 10%               10%
     Less allowance for tax recoverability               -44%              -44%
                                                    ---------         ---------
     Effective rate                                        0%                0%
                                                    =========         =========

Deferred income taxes are comprised of the following:

     Timing differences                             $ 305,278         $ 242,652
     Allowance for recoverability                    (305,278)         (242,652)
                                                    ---------         ---------
     Deferred tax benefit                           $       0         $       0
                                                    =========         =========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2026 and 2027 and may not be recoverable upon the purchase of the Company under current IRS statutes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc., a Delaware corporation, the designer of the FX3000 web-based software platform. The FX3000 software platform is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 program to FX Direct Dealer, LLC, a joint venture company that markets the FX3000 software program. The Company received a 25% interest in the company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company. On December 29, 2006, Tradition, N.A. sold 80% of its 75% membership in FX Direct Dealer, LLC to its Chief Executive Officer. Tradition NA retains 15% ownership interest.

The Company also is the developer of the PromotionStat software system, which assists on-line advertisers in monitoring their marketing effectiveness and which is marketed through the Company's subsidiary, PromotionStat Inc. The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat E-commerce advertising screening platform software.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the three and the six months ended October 2007 and October 2006.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME (THREE MONTHS)

Total net revenues for the first nine months of fiscal 2008 were $428,000, compared to $363,499 for the same period in fiscal 2007, an increase of $64,501, or almost 17.7%. This increase was due to an increase in revenues from software maintenance. Management does not expect any significant revenues from its PromotionStat technology since all of its efforts have been concentrated in the joint venture operations. Management does not expect any revenues from servicing of the FX3000 currency trading platform in the nearest future.

Net revenues for the three months ended October 31, 2007 were $206,000 compared to $155,395 for the same period in 2006, showing an increase of $50,605 or about 30%.

General and administrative expense for two thirds of fiscal 2008 was $413,069 compared to $789,280 for 2007, a decrease of almost 30%. Major decreases in costs during this period were reduction of consulting costs, general administration, and promotion and investor relation costs.

The detail of general administrative costs is as follows:

                                            31-Oct-07         31-Oct-06
                                            ---------         ---------

          Travel, lodging, & meals          $ 82,316          $131,072
          Rent & utilities                    88,204            73,187
          Supplies                            22,496            29,855
          Automobile costs                    28,424            29,873
          Telephone                           14,384             6,377
          Internet providers                   8,662            10,634
          Professional fees                   24,165            46,641
          Miscellaneous taxes                    363             7,666
          Postage                              2,616             2,695
                                            --------          --------

          Total                             $271,630          $338,000
                                            ========          ========

For the three months ended October 31, 2007, general and administrative expenses totaled $150,391 compared to $246,417 for the three months ended October 31, 2006, also reflecting a significant decrease of over 40%.

After deducting general and administrative costs, the Company experienced a loss from operations of $135,460 for the first nine months of fiscal 2008, compared to an operating loss of $425,781 for the same period in fiscal 2007.

During the three months ended October 31, 2007, the Company realized a profit from operations of $55,609 compared to a loss of $91,022 for the same period in fiscal 2007.

Interest income decreased during both the nine and three months ended October 2007 since the Company's average cash balance has decreased in 2008. The Company invests excess cash balance in money market accounts.

During the nine months ended October 31, 2007, the Company's net loss was $23,905 or $0.00 per share compared to a loss of $423,452, or $0.05 per share for the same period in fiscal 2007. For the three months ended October 31, 2007, the Company experienced a net loss of $109,069 or a loss of $0.01 per share compared to net loss of $90,379 or a loss of $0.01 per share for the same period in fiscal 2007.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2007 cash on hand was $157,203 as compared with $341,444 for the same fiscal period in 2007. During the period the Company received $0 in net subscriptions to its preferred B stock.

The Company does not expect any material capital expenditures for the balance of fiscal 2008.

At October 31, 2007, the Company had working capital of $36,245 compared to a working capital of $145,051 at January 31, 2007.

Total assets at October 31, 2007 were $247,070 as compared to $367,017 at January 31, 2007.

The Company's total stockholders' equity decreased to $226,082 at October 31, 2007 from $249,987 at January 31, 2007.

Although the existing cash resources are currently expected to provide sufficient funds through the upcoming year, the continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations.

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

The Company has developed its FX3000 software to allow access by individual investors to what has traditionally been an investment arena restricted to large financial institutions and banks. Management believes that as investors become more sophisticated there will be an increased demand for access to these types of previously unavailable investment vehicles. However, recently the Company has lost its contract with FXDD for servicing of FX3000 platform. The revenue for the services rendered under this Agreement was a major source of income for the Company, and termination of this agreement may have a material adverse effect on the Company.

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

    One.

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: December 5, 2007                   By: /s/ Abel Raskas
                                            ----------------------------------
                                             Abel Raskas
                                             President


Date: December 5, 2007                   By: /s/ Alex Stelmak
                                            ----------------------------------
                                            Alex Stelmak
                                            Chairman of the Board of Directors
                                            and Chief Financial Officer