Form 10KSB/A
period 2006-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2008-02-12
CIK 1119046

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

              921 Bergen Avenue, Suite 405, Jersey City, NJ 07306
           (Address of Principal Executive Offices Including Zip Code)

                                 (201)-680-7142
                         (Registrant's Telephone Number)

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

                                  FORM 10-KSB/A
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

A WORKING EXAMPLE OF THE BENEFITS OF THE PROMOTIONSTAT SYSTEM

To best understand the usefulness of the PromotionStat system it may be helpful to track a hypothetical advertising campaign by a company using the Company's system. Assume that Company A paid for 10,000 banner impressions of its product banner to SomeAdvertiser.com. According to the contract with SomeAdvertiser.com., Company A's banner is supposed to be placed on a particular page with similar products and information. So Company A should expect a well-targeted audience to visit its online store. In order to determine the efficiency of its advertising dollars, the PromotionStat system can first determine whether Company A's banner was in fact shown 10,000 times as promised and whether it was shown on the requested page.The PromotionStat System can also be used by Company A to provide:

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

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

Total gross revenues for the fiscal year 2006 were $951,644 (compared to $940,195 for fiscal 2005), which consisted of $951,644 in revenues realized from the FX3000 joint venture (compared to $859,444 for fiscal 2005) and $-0- from the on-line use of the PromotionStat software (compared to $80,751 for fiscal
2005). After costs of revenues of $624,877 (compared to $557,939 for fiscal
2005) the Company realized net revenues of $326,767 for fiscal 2006, compared to $382,256 for fiscal 2005. The decrease in net revenues was due primarily to the decrease in revenues from the sales of the PromotionStat software product and certain costs incurred in the maintenance of that software product. During fiscal year 2006 PromotionStat software was extensively utilized (free of charge) by FXDirectDealer and resulted in substantial savings for the user's internet advertising budget. Technilogical feasability for PromotionStat has been established as per SFAS No. 86, paragraph 4 at the same time a working model was established in 2002. However, with its primary focus being on its FXDirectDealer joint venture, management cannot predict when it will have adequate funds to devote to the promotion and commercialization of the PromotionStat technology. It is important to note that during fiscal 2005 the Company's efforts with respect to PromotionStat resulted in very limited initial revenues with respect to this technology. During fiscal 2006 management elected to focus on the finalization of development of that software and elected to only offer its use as a promotion for the FX3000 software free of charge to new subscribers to the FX3000 software. Management intends to continue this promotion in the foreseeable future and does not expect any revenues from its PromotionStat technology during the current fiscal year.

Management's cut its administrative costs, which began during fiscal 2004, continued during 2006 with total general and administrative expense for fiscal 2006 declining to $1,240,742 compared to $1,458,720 for last year, a decrease of $217,978 or slightly less than 15%. The main area of decreased costs was consulting expenses that decreased to $179,640 (compared with $378,913 in fiscal
2005); promotion and advertising costs which decreased to $347,786 (compared to $361,197 in fiscal 2005); and general administration expenses which decreased to $356,861 (compared to $554,792 in fiscal 2005). However, the Company did realize increases in salaries and benefits, which rose to $293,664 (compared to $135,308 in fiscal 2005) and in depreciation expenses which rose to $34,752 (compared to $28,510 in fiscal 2005). During fiscal 2006 management's principal focus was on the joint venture for its FX3000 technology. Virtually all of its resources and efforts went into providing the support and technology upgrades required by its joint venture partner to further the operations of the joint venture company. Management expects this focus to continue for the foreseeable future. For this reason, the major areas of expenses for the Company continue to be related to its FX3000 technology including consulting costs. During fiscal 2006 there were no increases in the maintenance costs charged to the joint venture company, which remain the Company's only source of revenues.

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

                             ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: February 12, 2008     By: /s/ Alex Stelmak
                                ------------------------------------
                                Alex Stelmak
                                Chief Executive Officer and Director


Dated: February 12, 2008     By: /s/ Abel Raskas
                                ------------------------------------
                                Abel Raskas
                                President and Director


Dated:  ebruary 12, 2008     By: /s/ Alex Stelmak
                                ------------------------------------
                                Alex Stelmak
                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: February 12, 2008     By: /s/ Alex Stelmak
                                ------------------------------------
                                Alex Stelmak
                                Director


Dated: February 12, 2008     By: /s/ Abel Raskas
                                ------------------------------------
                                Abel Raskas
                                Director


Dated: February 12, 2008     By: /s/ Stan Mashov
                                ------------------------------------
                                Stan Mashov
                                Director

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2006. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of January 31, 2006 the Company's internal control over financial reporting is effective.

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

                             DONAHUE ASSOCIATES, LLC
                          Certified Public Accountants
                            27 Beach Road Suite CO5A
                            Monmouth Beach, NJ 07750
                                Tel. 732-229-7723

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Advanced Technologies Group, Ltd., and its Subsidiary

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting Advanced Technologies Group, Ltd., and its Subsidiary maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Technologies Group, Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Advanced Technologies Group Ltd and its Subsidiary maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Technologies Group Ltd as of January 31, 2006 and January 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and express an unqualified opinion thereon.

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


/s/ Donahue Associates, LLC
----------------------------------
Monmouth Beach, New Jersey
April 25, 2006

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

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
                        For the Years Ended January 31st

                                                           2006                   2005
                                                       ------------           ------------
Revenues:
  Revenues from FX Direct Dealer LLC                   $    951,644           $    940,195
  Cost of revenues                                         (624,877)              (557,939)
                                                       ------------           ------------
      Gross profit                                     $    326,767           $    382,256

General and administrative expenses:
  Salaries and benefits                                $    293,664           $    135,308
  Promotion & advertising                                   347,786                361,197
  Consulting                                                207,679                378,913
  General administration                                    356,861                554,792
  Depreciation                                               34,752                 28,510
                                                       ------------           ------------
      Total general & administrative expenses             1,240,742              1,458,720
                                                       ------------           ------------

Net loss from operations                               $   (913,975)          $ (1,076,464)

Other revenues and expenses:
  Loss on investment in joint venture                             0               (365,369)
  Interest income                                             8,677                  5,455
                                                       ------------           ------------

Net loss before provision for income taxes             $   (905,298)          $ (1,436,378)

Provision for income taxes                                        0                      0
                                                       ------------           ------------

Net loss                                               $   (905,298)          $ (1,436,378)
                                                       ============           ============
Loss per common share:
  Basic & fully diluted                                $      (0.05)          $      (0.13)

Weighted average of common shares:
  Basic & fully diluted                                  17,004,648             16,725,172


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
                        For the Years Ended January 31st

                                                                  2006                  2005
                                                               -----------           -----------
Operating Activities:
  Net loss                                                     $  (905,298)          $(1,436,378)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                      606                   607
     Depreciation                                                   43,596                54,871
     Consulting expense                                            104,326               180,000
     Loss on investment in joint venture                                 0               365,369
  Changes in other operating assets and liabilities:
     Prepaid expense                                                21,955               (15,574)
     Accounts payable & accrued expenses                            14,832                19,939
                                                               -----------           -----------
Net cash used by operations                                    $  (719,983)          $  (831,166)

Investing Activities:
  Purchase of equipment                                        $    (8,694)          $   (35,051)
                                                               -----------           -----------
Net cash provided by investing activities                           (8,694)              (35,051)

Financing Activities:
  Issuance of preferred stock                                  $   626,348           $    71,025
  Subscriptions received                                                 0             1,138,171
  Placement fees                                                   (37,255)              (50,269)
  Shareholder advances repaid                                      (15,388)              (57,019)
                                                               -----------           -----------
Net cash provided by financing activities                          573,705             1,101,908
                                                               -----------           -----------

Net increase (decrease) in cash during the period                 (154,972)              235,691

Cash balance at February 1st                                       597,547               361,856
                                                               -----------           -----------

Cash balance at January 31st                                   $   442,575           $   597,547
                                                               ===========           ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $         0           $         0
  Income taxes paid during the period                          $     8,646           $    15,844


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

In March 2002, the Company sold the FX3000 software program, for a 25% interest in a joint venture with FX Direct Dealer LLC, a company that markets the FX3000 software. The Company does not have operational control over FX Direct Dealer LLC and the 75% owner of FX Direct Dealer LLC (Tradition NA) is the primary beneficiary.

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

REVENUE RECOGNITION

In March 2002, the Company sold the FX3000 software program, for a 25% interest in a joint venture with Tradition NA, a company that markets the FX3000 software. Under the terms of the agreement, the Company provides software maintenance services and receives 25% of the net profits from the joint venture. The Company is not obligated for any net losses of the joint venture.

The Company's interest in the joint venture is accounted for on a cost basis and adjusted for any net profits of the joint venture. Profit sharing revenues received from the joint venture are first applied to the cost of the investment and then to revenues.

The Company is providing software maintenance and support services for the users of the FX3000 program. The Company receives a fixed monthly fee from the joint venture for these services. Revenues received for the maintenance and support services are recognized by the Company when they are earned.

Under the terms of the agreement, Tradition NA is entitled to a full reimbursement of the startup costs and initial losses on the joint venture incurred prior to any revenue payments to the Company. The Company has received no profit sharing revenues since its investment in the joint venture in March 2002.

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

Net loss per common share has been computed as follows:

                                                  2006                 2005
                                              ------------         ------------

     Shares outstanding                         17,263,140           16,790,127
                                              ============         ============

     Weighted average                           17,004,648           16,725,172
                                              ============         ============

     Net loss                                 $   (905,298)        $ (1,436,378)

     Preferred dividends in arrears                      0             (689,277)
                                              ------------         ------------

     Loss available to common shares          $   (905,298)        $ (2,125,655)
                                              ============         ============
     Loss per common share:
     Basic & fully diluted                    $      (0.05)        $      (0.13)
                                              ============         ============

4.  FIXED ASSETS

The following table is a summary of fixed assets at January 31, 2006 and at January 31, 2005:

                                                2006                 2005
                                              ---------            ---------

     PromotionStat software                   $  89,778            $  89,172
     Lease Improvements                          27,904               22,504
     Furniture & Fixtures                        30,174               30,176
     Equipment                                  229,520              226,830
     Accumulated depreciation                  (313,287)            (269,691)
                                              ---------            ---------

     Fixed assets-net                         $  64,089            $  98,991
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

The Company has no formal stock option plan for employees.

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   2006              2005
                                                -----------       -----------

Net loss before provision for income taxes      $  (913,975)      $(1,076,464)
                                                ===========       ===========
Current tax expense:
  Federal                                       $         0       $         0
  State                                                   0                 0
                                                -----------       -----------
  Total                                         $         0       $         0

Less deferred tax benefit:
  Timing differences                             (3,038,486)       (2,567,128)
  Allowance for recoverability                    3,038,486         2,567,128
                                                -----------       -----------
  Provision for income taxes                    $         0       $         0
                                                ===========       ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                              34%               34%
Statutory state and local income tax                     10%               10%
Less allowance for tax recoverability                   -44%              -44%
                                                -----------       -----------
Effective rate                                            0%                0%
                                                ===========       ===========

Deferred income taxes are comprised of the following:

Timing differences                              $ 3,038,486       $ 2,567,128
Allowance for recoverability                     (3,038,486)       (2,567,128)
                                                -----------       -----------
Deferred tax benefit                            $         0       $         0
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

10. RELATED PARTY TRANSACTIONS

During fiscal years 2006 and 2005, the Company paid a consulting firm that is owned by the chief executive officer, $160,778 and $207,775, respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

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

All of the Company's revenues are software maintenance fees on the FX3000 received by contract arrangement from the joint venture, FX Direct Dealer, LLC. A discontinuation of this relationship would have a material adverse affect on the financial position of the Company.

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
                             ========

The Company currently sub leases this space to the joint venture company, FX Direct Dealer on a "month to month" basis. There was no rent expense from this space to the Company in fiscal 2006 and 2005.

The Company has deposited $45,000 as a security deposit on the office space described above. The deposit is non-interest bearing and is due at the termination of the lease.

                             DONAHUE ASSOCIATES, LLC