Form 10QSB/A
period 2006-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2008-02-12
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                 (201) 680-7142
              (Registrant's telephone number, including area code)

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2006 and January 31, 2006

                                                                              Unaudited
                                                                              30-Apr-06              31-Jan-06
                                                                             ------------           ------------
ASSETS

Current assets:
   Cash & short term deposits                                                $    357,105           $    442,575
                                                                             ------------           ------------
      Total current assets                                                        357,105                442,575

Other assets:
   Property & equipment- net                                                 $     57,593           $     64,089
   Security deposit                                                                45,000                 45,000
   Trademark- net                                                                   8,937                  9,085
                                                                             ------------           ------------

      Total assets                                                           $    468,635           $    560,749
                                                                             ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                       $     11,985           $     94,509
                                                                             ------------           ------------
      Total current liabilities                                                    11,985                 94,509

Shareholders' equity:
   Series A preferred stock, one share convertible to one share of common;
    13% cumulative non-participating, authorized 1,000,000 shares at
    stated value of $3 per share, issued and outstanding 880,588 shares      $  2,068,122           $  2,068,122

   Series B preferred stock, one share convertible to one share of common;
    6% cumulative non-participating, authorized 7,000,000 shares at
    stated value of $3 per share, issued and outstanding 1,713,598 shares       4,825,070              4,724,804

   Common stock- $.0001 par value, authorized 100,000,000 shares,
    issued and outstanding, 17,263,140 shares                                       1,727                  1,727
   Additional paid in capital                                                  31,275,783             31,275,783
   Accumulated deficit                                                        (37,714,052)           (37,604,196)
                                                                             ------------           ------------
      Total shareholders' equity                                                  456,650                466,240
                                                                             ------------           ------------

      Total Liabilities & Shareholders' Equity                               $    468,635           $    560,749
                                                                             ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
                         For the Years Ended April 30th

                                                          Unaudited              Unaudited
                                                          30-Apr-06              30-Apr-05
                                                         ------------           ------------
Revenues:
  Revenues from FX Direct Dealer LLC                     $    282,292           $    207,631
  Software maintenance costs                                 (228,408)              (173,100)
                                                         ------------           ------------
      Gross profit                                       $     53,884           $     34,531

General and administrative expenses:
  Salaries and benefits                                  $     59,902           $     60,391
  Promotion & investor relations- related party                50,000                 11,000
  Consulting                                                    8,710                 41,206
  General administration                                       97,234                 65,402
  Depreciation                                                  1,231                  6,175
                                                         ------------           ------------
      Total general & administrative expenses                 217,077                184,174
                                                         ------------           ------------

Net loss from operations                                 $   (163,193)          $   (149,643)

Other revenues and expenses:
  Interest income                                               1,887                  1,831
                                                         ------------           ------------

Net loss before provision for income taxes               $   (161,306)          $   (147,812)

Provision for income taxes                                          0                      0
                                                         ------------           ------------

Net loss                                                 $   (161,306)          $   (147,812)
                                                         ============           ============
Loss per common share:
  Basic & fully diluted                                  $      (0.02)          $      (0.04)

Weighted average of common shares:
  Basic & fully diluted                                    17,263,140             16,847,624

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                         For the Years Ended April 30th

                                                              30-Apr-06           30-Apr-05
                                                              ---------           ---------
Operating Activities:
  Net loss                                                    $(161,306)          $(147,812)
  Adjustments to reconcile net loss items not
   requiring the use of cash:
     Amortization                                                   148                 149
     Depreciation                                                 6,496              10,523
  Changes in other operating assets and liabilities:
     Accounts receivable                                              0              (2,630)
     Accounts payable                                           (31,074)            (69,979)
                                                              ---------           ---------
Net cash used by operations                                   $(185,736)          $(209,749)

Financing Activities:
  Subscriptions received                                      $ 100,266           $  72,000
  Shareholder advances repaid -related party                          0             (15,388)
                                                              ---------           ---------
Net cash provided by financing activities                       100,266              56,612
                                                              ---------           ---------

Net increase (decrease) in cash during the period               (85,470)           (153,137)

Cash balance at February 1st                                    442,575             597,547
                                                              ---------           ---------

Cash balance at April 30th                                    $ 357,105           $ 444,410
                                                              =========           =========

Supplemental disclosures of cash flow information:
  Interest paid during the period                             $       0           $       0
  Income taxes paid during the period                         $   2,480           $       0

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

REVENUE RECOGNITION- In March 2002, the Company sold the FX3000 software program, for a 25% interest in a joint venture with Tradition NA, a company that markets the FX3000 software. Under the terms of the agreement, the Company provides software maintenance services and receives 25% of the net profits from the joint venture. The Company is not obligated for any net losses of the joint venture.

The Company's interest in the joint venture is accounted for on a cost basis and adjusted for any net profits of the joint venture. Profit sharing revenues received from the joint venture are first applied to the cost of the investment and then to revenues.

Under the terms of the agreement, the Company is obligated to provide software maintenance and support services for the users of the FX3000 program. The Company receives a fixed monthly fee from the joint venture for these services. Revenues received for the maintenance and support services are recognized by the Company when they are earned.

CASH AND INTEREST BEARING DEPOSITS - For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

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

2.  NET LOSS PER SHARE

Net loss per common share has been computed as follows:

                                                  30-Apr-06          30-Apr-05
                                                ------------       ------------

     Shares outstanding                           17,263,140         16,900,121
                                                ============       ============

     Weighted average                             17,263,140         16,847,624
                                                ============       ============

     Net loss                                   $   (109,856)      $   (147,812)

     Preferred dividends in arrears                 (173,450)          (468,846)
                                                ------------       ------------

     Loss available to common shares            $   (283,306)      $   (616,658)
                                                ============       ============
     Loss per common share:
       Basic & fully diluted                    $      (0.02)      $      (0.04)
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

Date: February 12, 2008


By: /s/ Abel Raskas
   -----------------------------
   Abel Raskas
   President


Date: February 12, 2008


By: /s/ Alex Stelmak
   -----------------------------
   Alex Stelmak
   CEO and Chief Financial Officer