Form 10KSB
period 2008-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2008-04-30
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2008


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
           (Former Address)                                      (Zip Code)

                                  201-680-7142
                         (Registrant's Telephone Number)

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

The registrant's gross revenues for its most recent fiscal year were $919,000.

Number of shares outstanding of each of the registrant's classes of common equity as of January 31, 2008 is 18,268,104. The Company's Common Stock has been approved for trading on the OTC Bulletin Board system under the trading symbol "AVGG". There is very limited trading and limited liquidity of these securities at the date of this Report.

                                   FORM 10-KSB
                                JANUARY 31, 2008
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS                                                  1

PART I

     ITEM 1.  Description of Business                                       1
     ITEM 2.  Description of Property                                      10
     ITEM 3.  Legal Proceedings                                            11

PART II

     ITEM 4.  Market for Registrant's Common Equity and Related            11
              Stockholder Matters
     ITEM 5.  Management's Discussion and Analysis of Financial            11
              Condition and Results of Operations
     ITEM 7.  Financial Statements                                         14
     ITEM 8.  Changes in and Disagreements with Accountants                14

PART III

     ITEM 9.  Directors, Executive Officers, Promoters and
              Control Persons                                              14
     ITEM 10. Executive Compensation                                       19
     ITEM 11. Security Ownership of Certain Beneficial Owners
              and Management                                               19
     ITEM 12. Certain Relationships and Related Transactions               19
     ITEM 13. Exhibits                                                     20

Signatures                                                                 21

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

ITEM 1. DESCRIPTION OF BUSINESS

(A) CORPORATE HISTORY

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 currency trading software platform. The FX3000 software is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 software to FX Direct Dealer, LLC a joint venture company that markets the FX3000 software. The Company received a 25% interest in the joint venture in return for the transfer. The remaining 75% of the joint venture is owned by Tradition, N.A., a subsidiary of Compagnie Financiere Tradition, a major Swiss-based financial company. The un-depreciated cost of the FX 3000 software at the date of the transfer was $1,670,485. On December 29, 2006 Tradition NA sold 80% of its 75% membership interest in joint venture to the Chairman of the Board of Directors of Tradition NA, who is now the primary beneficiary. Tradition NA retains 15% membership interest.

Since March of 2002 the Company ceased all its efforts to directly market the FX3000 software and redirected its efforts to the acquisition, development and commercialization of other types of technology intended primarily for the e-commerce marketplace.

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

The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FX Direct Dealer and the PromotionStat e-commerce advertising screening platform software. To date, limited revenues ($919,000 in fiscal 2008 compared to $1,306,012 in fiscal 2007) have been generated from the Company's continuous software development and maintenance of FX Direct Dealer platform and no revenues have resulted from the PromotionStat e-commerce software platform during fiscal 2008. Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

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

I. THE FX3000 SYSTEM

The Company's first venture after its formation was development of the patent pending, Internet-based FX3000 software platform, a Java-based online foreign exchange dealing system. This system created an on-line foreign currency exchange ("Forex") trading service that offers a complete and technologically superior software platform that allows the retail-level foreign exchange traders access to 24-hour, commission-free foreign exchange dealing, using inter-bank liquidity and efficiencies. As mentioned above, in 2002 the Company reached an agreement with Tradition N.A., a subsidiary of Compagnie Financiere Tradition, a major international financial institution, to implement FX3000 on a commercial scale through a joint venture with the Company.

Under the joint venture agreement, the Company assigned all of the FX3000 technology to the new joint venture company with Tradition NA, which assumed all administrative, funding and marketing responsibilities of commercializing the FX3000 system. Management believes that as the joint venture continues to develop its commercial operations this will be the leading source of revenues for the Company over the foreseeable future. As such, in order to provide a better understanding of the potential of this new technology, following is a brief discussion of the Forex markets and how the FX3000 system operates.

With the advent of Internet communications and related Web technologies, the Company perceived a growing demand for faster, cheaper and more efficient foreign currency exchange trade executions. The present Forex market is estimated to be at $2.5 Trillion in currencies traded every day. Most Forex trading is done at the wholesale level amongst brokers and major banks via private or vendor-supplied computer networks. The availability of Internet technologies is increasing the availability of lower-cost trading opportunities at the retail level for money managers, sophisticated high net worth traders, international corporations and small and medium size institutions. Individual investors are also being drawn to on-line Forex trading in escalating numbers, further increasing the pool of prospective trading participants.

The Company's FX3000 technology was designed to serve as a gateway to those inside Inter-bank markets. This technology ensures that all trades are executed as soon as they are received at openly posted executable prices that closely match those of the foreign exchange Inter-bank market as they are received and, in turn, executing them in the Inter-bank markets. This allows individual traders and investors to receive the benefits of the massive liquidity and tight quote spreads available in the Inter-bank markets, and allows those markets, in turn to service this retail sector without having to manage individual retail accounts.

The Company initially developed its on-line trading environment to include real-time dealing quotes, charting, technical analysis tools and news, all in one comprehensive product. FX3000 fully integrates the client, dealer, back office and System Administrator functions. Platform's features include high-speed execution of client orders and the ability to monitor in real time margin availability, net exposure and profit and loss on all open positions. Following establishment of the joint venture, the Company continued upgrading the FX3000 system to enable the platform to better fulfill its market mission and meet the performance criteria established by its joint venture partner. Commercial operations of the upgraded FX3000 software platform began, on a limited basis, during calendar year 2003 and have continued to develop and evolve through 2008.

II. ADDITIONAL TECHNOLOGIES UNDER DEVELOPMENT

GENERAL

Through the acquisition of Luxury, the Company acquired several new technologies related to the e-commerce markets which management believes offer an exceptional commercial opportunity to the Company. Principal among these new technologies are "PromotionStat" and "Promot4Free". Both of these technologies have been designed to meet the most basic problems that have resulted in the loss of confidence in Internet-based advertising of products and services to consumers. Given the widespread agreement that Internet marketing is, and will continue to be, a mainstay of how consumers will purchase goods and services in the future, management believes that a critical need exists and will continue to grow for methods to improve the success and viability of Internet-based advertising.

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

IV. RISK FACTORS

1. LIMITED OPERATING HISTORY AND RECORD OF EARNINGS. The Company has only a limited history of operations. The Company has transferred its principal technology to a joint venture formed with Tradition N.A., a major brokerage and financial company, in exchange for a 25% interest in the joint venture. The joint venture has begun to market the FX3000 software system in 2003. The Company is also developing additional software product aimed at the e-commerce market, although no assurance can be given as to when these additional technologies will result in operating revenues to the Company. For fiscal year 2008, the Company realized a net loss of $160,807 (as compared to a net loss of $618,337 for fiscal 2007). The Company has received no profit sharing revenues since its investment in the joint venture in March 2002.

Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships. Further, the Company's Auditor has included a "going concern" footnote in the Company's audited financial statements for fiscal 2008. See "FINANCIAL STATEMENTS - FOOTNOTE 12."

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

On December 11, 2007 the US Commodities and Futures Trading Commission (CFTC) passed the CFTC Reauthorization Act of 2007 (the "Act"). The Act, as proposed, will impose on Foreign Exchange Dealers (such as FXDD), a minimum net capital requirement of $5,000,000 and possibly upwards to $20,000,000. Additionally, Foreign Exchange dealers will also be required to maintain sufficient capital in excess of the minimum net capital in order to "cover" firm's daily net open exposure. Furthermore, Foreign Exchange Dealers will be required to maintain several million dollars in additional capital over and above the excess required, in order to comply with new CFTC and NFA requirements. This legislation may have an adverse effect on Company's profits, as the joint venture will be unable to disburse any profits until it satisfies the above-mentioned capital requirements.

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

10. ADDITIONAL FINANCING. The Company will require significant additional capital to complete development of its recently acquired technology, commercialization of this technology and for general working capital purposes. To date, such financing has been provided either by loans from the Company's principal shareholders or through the sale of the Company's securities, or a combination of both. There can be no assurance that such sources of capital will prove sufficient in the future. There can be no assurance that any additional sources of financing will be available in the future or, if available, that it can be obtained on terms favorable to the Company. Although the existing cash resources are currently expected to provide sufficient funds through the upcoming year, the continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain the necessary financing to continue operations.

11. LIMITED PUBLIC MARKET FOR SECURITIES. The Registrant's securities are listed at OTC.BB of NASDAQ under trading symbols "AVGG" but there is very limited trading and limited liquidity of these securities at the date of this Report. Although management expects that a more liquid market will develop for its Common Shares in the future, no assurance can be given that the trading market that develops will be sustained or that shareholders will be able to sell their shares.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 921 Bergen Avenue, Suite 405, Jersey City, NJ 07306; formerly at 32 Broadway, 3rd Floor, New York, NY10004, and its telephone number is 201-680-7142. The Company occupies these premises pursuant to a year to year lease which includes an administrative assistant and communication services. The Company currently pays rent of approximately $1,000 per month pursuant to said lease. See Financial Statements, Footnote 13, for more detailed information concerning the Company's obligations under this lease. The premises and contents are fully insured.

At this time, the Company has no policy in terms of investment in real estate nor does it have any investment in real estate. The Company has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

A lawsuit in a Court of the State of New York by a former consultant to the Company alleging that he was entitled to receive certain shares of the Company's common stock and for other damages was dismissed by the Court in November 2007.

Apart from the foregoing action, the Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it or any officer or director, in his capacity as such, has been threatened by any person or entity.

                                     PART II

ITEM 4. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

BACKGROUND

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. In 2000 the Company had begun to generate revenues from the leasing of the FX3000 software system to independent IB's worldwide. In March 2002, the Company transferred its FX3000 system to FX Direct Dealer, LLC, a joint venture company that will market the FX3000 software. At that time the Company terminated all existing leases for the FX3000 system. The Company received a 25% interest in the joint venture company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a subsidiary of Compagnie Financiere Tradition, a major Swiss-based financial company. On December 29, 2006 Tradition NA sold 80% of its 75% membership interest in joint venture to the Chairman of the Board of Directors of Tradition NA, who is now the primary beneficiary. Tradition NA retains 15% membership interest.

The Company also is the developer of the PromotionStat and Promote4Free software platforms, which assists on-line advertisers in monitoring their marketing effectiveness and which is planned to be marketed through the Company's subsidiaries. The Company believes that these technologies, when properly developed, will have the potential for generating significant revenues and profits for the Company.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the fiscal years ended January 31, 2008 and January 31, 2007.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS.

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME:

Total gross revenues for the fiscal year 2008 were $919,000 (compared to $1,306,012 for fiscal 2007), which consisted of $ 919,000 in revenues realized from the FX3000 joint venture (compared to $1,306,012 for fiscal 2007) and $-0-from the on-line use of the PromotionStat software (same for fiscal 2006). After costs of revenues of $591,000 (compared to $793,758 for fiscal 2007) the Company realized net revenues of $328,000 for fiscal 2008, compared to $512,254 for fiscal 2007. The decrease in net revenues was due primarily to the decrease in revenues from the FX3000 joint venture. With its primary efforts now shifting from FX3000 joint venture, management will now focus on raising adequate funds to promote and commercialize PromotionStat and Promot4Free technology.

 It is important to note that during fiscal 2007 the Company's efforts with respect to PromotionStat resulted in very limited initial revenues with respect to this technology. During fiscal 2008 management elected to freeze the development of that software.

Management's cut its administrative costs, which began during fiscal 2004, continued during 2008 with total general and administrative expense for fiscal 2008 declining to $729,151 compared to $1,204,362 for last year, a decrease of $484,211 or slightly less than 29%. The main areas of decreased costs were (i) consulting costs which decreased to $5,594 (compared to 209,020 in fiscal 2007)
(ii) promotion and advertising costs which decreased to $37,501 (compared to $108,398 in fiscal 2007); (iii) salaries and benefits which decreased to $252,331 (compared to $319,076 in fiscal 2007), (iv) general administration which decreased to $405,646 (compared to $543,274 in fiscal 2007) and depreciation expenses which decreased to $19,079 (compared to $24,594 in fiscal
2007). As a result of the loss of software servicing arrangement for the FX3000 software platform, the management's principal focus during the fiscal 2008 was on establishing of a joint venture with the purpose of further developing and marketing of the PromotionStat software platform.

After deducting general and administrative costs, the Company experienced a loss from operations of $392,151 for the fiscal 2008, compared to a loss of $692,108 for last year. This represents a decrease in the Company's loss of $299,957 or approximately 48.00% over that experienced in fiscal 2007. Management attributes this to the loss of software servicing arrangements with Tradition for the FX3000 software program.

Net loss for fiscal 2008 was $160,807, or $0.01 per share, compared to a loss of $618,337, or $.04 per share for last year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders at January 31, 2008 and January 31, 2007. At January 31, 2008 and January 31, 2007, the preferred dividends were in arrears for $-0- for both years.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2008 cash on hand was $262,081 as compared with $442,575 at January 31, 2007. During fiscal 2007, the Company issued 101,588 shares of preferred stock and received net proceeds of $287,835. In fiscal years 2007 and 2006, the Company issued 1,271,850 and 1,196,427, respectively, to preferred shareholders in conjunction with the issuances of the preferred stock. In 2007, the Company also issued 1,683,252 "loyalty" warrants to the preferred stock shareholders.

The Company does not expect any material capital expenditures in fiscal year 2008. Although the existing cash resources are currently expected to provide sufficient funds through the upcoming year, the continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain the necessary financing to continue operations.

At January 31, 2008, the Company had working capital of $ 40,907 compared to working capital of $145,051 at January 31, 2007. Working capital decreased mainly as a result of (i) termination of service arrangement between the Company and FXDirectDealer where the Company provided programming service upgrades to the joint venture on the FX3000 including 24 hour help desk services, (ii) reduced cash on hand due to normal fluctuations in the use of cash by the Company, and (iii) discontinued subscriptions to Company's Preferred Stock and substantial increase in legal fees.

Total assets at January 31, 2008 were $120,160 as compared to $367,017 at January 31, 2007. The principal cause of this decrease in total assets at January 31, 2008 was the decrease in cash on hand and prepaid expenses at January 31, 2008.

The Company's total stockholders' equity decreased to $89,180 at January 31, 2008 from $249,987 at January 31, 2007. Stockholders' equity decreased principally because of the loss from operations experienced by the Company.

The Company issued a stock dividend of 211,431 shares of common stock to the holders of the preferred stock.

During fiscal 2006, 2007 and 2008, FXDirectDealer LLC, the Company's joint venture with Tradition NA began to recognize a net profit from operations. However, due to the loans that Tradition had made to the joint venture during the initial years when it was developing its business operations, all of the net profits generated to date have been applied to the partial repayment of these loans. This fiscal year the balance of the loan was deferred for 3 years and the loan will become due and payable in 2010. In light of recent CFTC regulation (mentioned above) FXDD would be unable to disburse any profits from

FXDirectDealer joint venture until minimum capital requirements of the joint venture are satisfied. Thereafter, management expects that the Company will begin to receive profit distributions on a quarterly basis as provided for in the joint venture agreement. However, the Company expects FXDirect Dealer's management to distribute the amount of profits necessary, in order to cover Company's Federal Tax liabilities as provided by the Joint Venture Agreement.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of Advanced Technologies Group, Ltd. for the years ending January 31, 2008 and 2007 are submitted herewith on Pages F-1 to F-12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no disagreements with the registrants former or present Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has three officers and three directors.

The following table sets forth as of the date hereof, with respect to each of the Company's directors and officers their position and their ages:

   Name              Age                          Position
   ----              ---                          --------

Alex Stelmak         59    Chief Executive Officer, Chairman of the Board
                           of Directors & CFO

Stan Mashov          39    Vice President, Chief Technology Officer & Director

Dr. Abel Raskas      67    President, Senior Marketing Director and Director
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

ALEX J. STELMAK, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Mr. Stelmak founded and has been President and Chief Executive Officer of the Company since its formation in 1997. He has over twenty years of experience in operation and management, building highly successful financial services firms. Mr. Stelmak has served as President of Commonwealth Capital Group, Ltd., a financial advisory and investment-banking firm that has been engaged as a consultant to the Company. From 1996 to 1998, he served as the President of Oxford Holdings - a Registered Commodities Broker/Dealer principally engaged in providing managed currency-trading programs for Institutional and private clients. Prior to 1996 Mr. Stelmak also served as a stockbroker with BDS Securities, Greenway Capital and US Securities, Inc. He holds a Series 7 and 63 licenses from the National Association of Securities Dealers. Mr. Stelmak holds a BS degree in Business Administration with a major in accounting. He also holds the U.S. Equivalent of Master Degree in Economics.

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

SHOLIM GINSBURG, STRATEGIC TECHNOLOGY ADVISOR TO THE BOARD OF DIRECTORS

Mr. Ginsburg has over 26 years experience in management and programming in various fields of data processing and data communications in the banking, brokerage and engineering industries. Presently, Mr. Ginsburg serves as Vice President of Citicorp's Global Technology Organization where he manages the communications software area. Mr. Ginsburg has worked for Citicorp for over 15 years, having been involved with Citicorp's Y2K initiative and having overseen Citicorp's implementation of some of the first Web enabling technologies and TCP/IP on mainframe computers and router based communications networks in the banking industry. Also while at Citicorp, Mr. Ginsburg was in charge of communications hardware and software strategic planning with responsibilities for the network design, organization and integration to enhance network capabilities. Prior to joining Citicorp in 1985, Mr. Ginsburg held a senior technical position at Prudential Securities and Gibbs & Hills, Inc. Mr. Ginsburg holds both a Bachelors and Masters Degrees in Mathematics.

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

ITEM 10. EXECUTIVE COMPENSATION

The executive officers of the issuer received salaries, benefits and other compensation during fiscal 2007 of $108,626.43 in the aggregate.

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

                                         Number of                   Percent
            Name                       Shares Owned (1)               Owned
            ----                       ----------------               -----

      Alex Stelmak                       4,389,476                    24.31%
      921 Bergen Avenue, Suite 405,
      Jersey City, NJ 07306

      Stan Mashov                          827,778                     4.58%
      921 Bergen Avenue, Suite 405,
      Jersey City, NJ 07306

      Dr. Abel Raskas                    4,389,476                    24.31%
      921 Bergen Avenue, Suite 405,
      Jersey City, NJ 07306

      Officers & Directors
       as a Group (3 Persons)            9,606,730                     53.2%

----------
(1) Based upon 18,268,104 issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 2008 the Company has been leasing shared office space in New Jersey for $1,000 per month on a year to year lease. In the lease the services of an administrative assistant and communication services are included.

During fiscal years 2008 and 2007, the Company paid a consulting firm that is owned by the chief executive officer, $29,488 and $ 106,002 respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

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

                                   ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: April 30, 2008              By: /s/ Alex Stelmak
                                      ------------------------------------
                                      Alex Stelmak
                                      Chief Executive Officer and Director


Dated: April 30, 2008              By: /s/ Abel Raskas
                                      ------------------------------------
                                      Abel Raskas
                                      President and Director


Dated: April 30, 2008              By: /s/ Alex Stelmak
                                      ------------------------------------
                                      Alex Stelmak
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 30, 2008              By: /s/ Alex Stelmak
                                      ------------------------------------
                                      Alex Stelmak
                                      Director


Dated: April 30, 2008              By: /s/ Abel Raskas
                                      ------------------------------------
                                      Abel Raskas
                                      Director


Dated: April 30, 2008              By: /s/ Stan Mashov
                                      ------------------------------------
                                      Stan Mashov
                                      Director

DONAHUE ASSOCIATES, L.L.C.
27 BEACH ROAD, SUITE CO5-A
MONMOUTH BEACH, NJ. 07750
  Phone: (732) 229-7723


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Technologies Group, Ltd.

We have completed the audits of the consolidated financial statements of Advanced Technologies Group, Ltd. (the "Company") and its internal control over financial reporting as of January 31, 2008 and January 31, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Advanced Technologies Group, Ltd. (the "Company") at January 31, 2008 and January 31, 2007, and the results of its operations, cash flows, and changes in shareholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the software maintenance contract with Tradition NA, the Company's sole source of revenue for the last several years, was cancelled by Tradition in December 2007. Management's plan in regard to this matter is also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Donahue Associates LLC.
-----------------------------------
Donahue Associates LLC.

April 21, 2008
Monmouth Beach, New Jersey

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2008 and January 31, 2007

                                                                                    2008                   2007
                                                                                ------------           ------------
ASSETS

Current assets:
  Cash & short term deposits                                                    $     67,287           $    262,081
                                                                                ------------           ------------
      Total current assets                                                      $     67,287           $    262,081

Other assets:
  Fixed assets - net                                                                       0                 51,457
  Security deposit                                                                    45,000                 45,000
  Trademark - net                                                                      7,873                  8,479
                                                                                ------------           ------------

      Total assets                                                              $    120,160           $    367,017
                                                                                ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                           $     26,380           $    117,030
                                                                                ------------           ------------
      Total current liabilities                                                 $     26,380           $    117,030

Shareholder advance                                                                    4,600                      0

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at stated
   value of $3 per share, issued and outstanding 762,081 shares                 $  1,712,601           $  1,712,601
  Series B preferred stock, one share convertible to one share of common;
   6% cumulative non-participating, authorized 7,000,000 shares at stated
   value of $3 per share, issued and outstanding 1,609,955 shares                  4,384,754              4,384,754
  Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,268,104 at January 31, 2008 and 18,056,673 at
   January 31, 2007                                                                    1,827                  1,806
  Additional paid in capital                                                      32,664,364             32,639,013
  Accumulated deficit                                                            (38,674,366)           (38,488,187)
                                                                                ------------           ------------
      Total shareholders' equity                                                      89,180                249,987
                                                                                ------------           ------------

      Total Liabilities & Shareholders' Equity                                  $    120,160           $    367,017
                                                                                ============           ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2008 and January 31, 2007


                                                    2008               2007
                                                 -----------        -----------
Revenues:
  Revenues from software maintenance             $   919,000        $ 1,306,012
  Software maintenance costs                        (591,000)          (793,758)
                                                 -----------        -----------
      Net revenues                               $   328,000        $   512,254

General and administrative expenses:
  Salaries and benefits                          $   252,331        $   319,076
  Promotion & investor relations                      37,501            108,398
  Consulting                                           5,594            209,020
  General administration                             405,646            543,274
  Depreciation                                        19,079             24,594
                                                 -----------        -----------
      Total general & administrative expenses        720,151          1,204,362
                                                 -----------        -----------

Net loss from operations                         $  (392,151)       $  (692,108)

Other revenues and expenses:
  Interest income                                      1,734              8,401
  Software consulting                                100,000                  0
  Sub-lease income                                   129,610             65,370
                                                 -----------        -----------

Net loss before provision for income taxes       $  (160,807)       $  (618,337)

Provision for income taxes                                 0                  0
                                                 -----------        -----------

Net loss                                         $  (160,807)       $  (618,337)
                                                 ===========        ===========
Loss per common share:
  Basic & fully diluted                          $     (0.01)       $     (0.04)

Weighted average of common shares:
  Basic & fully diluted                           18,085,135         17,646,822


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2008 and January 31, 2007

                                                                 2008                2007
                                                               ---------           ---------
Operating Activities:
  Net loss                                                     $(160,807)          $(618,337)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                    606                 606
     Depreciation                                                 19,079              24,594
     Impairment expense                                           32,377                   0
     Consulting expense                                                0             114,249
  Changes in other operating assets and liabilities:
     Accounts payable                                            (90,649)             22,521
                                                               ---------           ---------
Net cash used by operations                                     (199,394)           (456,367)

Investing Activities:
  Purchase of property & equipment                             $       0           $ (11,962)
                                                               ---------           ---------
Net cash used by investing activities                                  0             (11,962)

Financing Activities:
  Issuance of preferred stock                                  $       0           $ 287,835
  Advance from shareholder                                         4,600                   0
                                                               ---------           ---------
Net cash provided by financing activities                          4,600             287,835
                                                               ---------           ---------

Net decrease in cash during the year                           $(194,794)          $(180,494)

Cash balance at February 1st                                     262,081             442,575
                                                               ---------           ---------

Cash balance at January 31st                                   $  67,287           $ 262,081
                                                               =========           =========

Supplemental disclosures of cash flow information:
  Interest paid during the year                                $       0           $       0
  Income taxes paid during the year                            $       0           $   3,251


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                    From January 31, 2006 to January 31, 2008

                                    Common         Common     Preferred   Preferred       Paid in       Accumulated
                                    Shares       Par Value      Shares      Value         Capital         Deficit        Total
                                    ------       ---------      ------      -----         -------         -------        -----
Balance at January 31, 2006       17,263,140       $1,727     2,594,186   $6,792,926    $31,275,783    $(37,604,196)   $ 466,240

Preferred stock issued                                          101,588      275,643         12,192                      287,835

Shares issued for services           216,791           22                                   114,227                      114,249

Preferred converted to common        323,738           32      (323,738)    (971,214)       971,182                            0

Stock dividend paid                  253,004           25                                   265,629        (265,654)           0

Net loss for the fiscal year                                                                               (618,337)    (618,337)
                                  ----------       ------     ---------   ----------    -----------    ------------    ---------

Balance at January 31, 2007       18,056,673       $1,806     2,372,036   $6,097,355    $32,639,013    $(38,488,187)   $ 249,987

Stock dividend paid                  211,431           21                                    25,351         (25,372)           0

Net loss for the fiscal year                                                                               (160,807)    (160,807)
                                  ----------       ------     ---------   ----------    -----------    ------------    ---------

Balance at January 31, 2008       18,268,104       $1,827     2,372,036   $6,097,355    $32,664,364    $(38,674,366)   $  89,180
                                  ==========       ======     =========   ==========    ===========    ============    =========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Years Ended January 31, 2008 and January 31, 2007


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the designer of the FX3000, a foreign currency trading software program. In March 2002, the Company sold the FX3000 software program, for a 25% interest in a joint venture, FX Direct Dealer LLC, a company that markets the FX3000 software. The Company does not have operational control over FX Direct Dealer LLC. Tradition NA, the 75% owner of FX Direct Dealer LLC, is the primary beneficiary.

The Company provides programming service upgrades to the joint venture on the FX3000. In addition, the Company provides the users of the FX3000 program 24 hour help desk services.

CONSOLIDATION - the accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant inter-company balances have been eliminated.

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

REVENUE RECOGNITION - The Company provides software maintenance and support services for the users of the FX3000 program. The Company receives a monthly fee from the joint venture for these services. Revenues received for the maintenance and support services are recognized by the Company when they are earned.

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

FIXED ASSETS - Office and computer equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting to Uncertainty in Income Taxes and An Interpretation of FASB Statement No.109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company's first quarter ending March 31, 2008. The adoption of FIN 48 will not have a material impact on the financial statements of the Company.

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The adoption of SFAS No. 157 will not have a material impact on the financial statements of the Company.

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities"&. The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No.159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 will not have a material impact on the financial statements of the Company.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No.109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No.109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 159 will not have a material impact on the financial statements of the Company.

2. GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. Since the joint venture agreement's inception in 2002, the Company's sole source of revenues has been from the software maintenance revenues on the FX3000 software received from the joint venture. In December 2007, the Company was notified by the majority owner of the joint venture that the Company would no longer be the maintenance provider for the software. Consequently, the Company's sole source of revenue for the prior fiscal years has been lost effective December 2007.

The cessation of the software maintenance revenues associated with the FX3000, and the Company's continued failure to achieve profitability in the current and past several fiscal years, raises significant doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to this matter are as follows:

The Company still maintains a 25% equity investment in the FX3000 joint venture with Tradition NA, however, the Company has received no revenues on this interest and does not expect to receive any revenues on this interest in the foreseeable future.

Therefore, management plans to concentrate its efforts on the marketing or sale of its PromotionStat software program. The PromotionStat software allows a user to analyze the effectiveness of advertising and promotional campaigns of a web site. The software tracks visitors to a web site via a series of invisible data collectors placed within the individual pages of the web site.

Although the existing cash resources are currently expected to provide sufficient funds through the upcoming year, the continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain the necessary financing to continue operations.

Management cannot ensure the eventual success of its efforts to market the PromotionStat software program.

3. NET LOSS PER SHARE

The Company applies SFAS No. 128, Earnings per Share to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents which are convertible into common stock.

Common stock equivalents outstanding at January 31, 2008 and January 31, 2007 are 6,207,726. The effects on net loss per share of the common stock equivalents are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. Net loss per common share has been computed as follows:

                                                2008              2007
                                             -----------       -----------

     Net loss                                $  (160,807)      $  (618,337)

     Preferred dividends in arrears                    0                 0
                                             -----------       -----------

     Loss available to common shares         $  (160,807)      $  (618,337)
                                             ===========       ===========

     Shares outstanding                       18,268,104        18,056,673
                                             ===========       ===========

     Weighted average                         18,085,135        17,646,822
                                             ===========       ===========
     Loss per common share:
       Basic & fully diluted                 $     (0.01)      $     (0.04)
                                             ===========       ===========

4. FIXED ASSETS AND IMPAIRMENT EXPENSE

The following table is a summary of net fixed assets:

                                               2008              2007
                                             ---------         ---------

     Lease Improvements                      $       0         $  31,004
     Furniture & Fixtures                            0            30,174
     Equipment                                       0           238,382
     Accumulated depreciation                       (0)         (248,103)
                                             ---------         ---------

     Fixed assets - net                      $      (0)        $  51,457
                                             =========         =========

As a result of the loss of the software maintenance revenues discussed in Note 2, management decided to impair the balance of the net fixed assets of the Company at December 31, 2007. As a result, the Company recognized an impairment expense of $32,277 for this fiscal year.

5. WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding, the weighted average exercise price of the warrants, and weighted average years remaining on the warrants.

                                                                        Wgtd Avg
                                                         Wgtd Avg       Years to
                                          Amount      Exercise Price    Maturity
                                          ------      --------------    --------

     Outstanding at January 31, 2006     2,898,158          $5            2.56
        Issued                           2,122,092
        Expired                         (1,184,560)
        Exercised                                0
                                        ----------

     Outstanding at January 31, 2007     3,835,690          $5            2.52
        Issued                                   0
        Expired                                  0
        Exercised                                0
                                        ----------

     Outstanding at January 31, 2008     3,835,690          $5            1.52
                                        ==========

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                         2008           2007
                                                       ---------      ---------

     Net loss before provision for income taxes        $(160,807)     $(618,337)
                                                       =========      =========
     Current tax expense:
       Federal                                         $       0      $       0
       State                                                   0              0
                                                       ---------      ---------
       Total                                           $       0      $       0

     Less deferred tax benefit:
       Timing differences                               (408,564)      (661,961)
       Allowance for recoverability                      408,564        661,961
                                                       ---------      ---------
       Provision for income taxes                      $       0      $       0
                                                       =========      =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                              34%            34%
     Statutory state and local income tax                     10%            10%
     Less allowance for tax recoverability                   -44%           -44%
                                                       ---------      ---------
     Effective rate                                            0%             0%
                                                       =========      =========

Deferred income taxes are comprised of the following:

     Timing differences                                $ 408,564      $ 661,961
     Allowance for recoverability                       (408,564)      (661,961)
                                                       ---------      ---------
     Deferred tax benefit                              $       0      $       0
                                                       =========      =========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and short term deposits, security deposit, trademark, shareholder advances, and accounts payable and accrued expenses reported in the consolidated balance sheets are estimated by management to approximate fair value at January 31, 2008 and January 31, 2007.

8.  PREFERRED STOCK

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

9. ISSUANCES OF COMMON STOCK

The Company's stock (AVGG) began to freely trade in August 2006.

During fiscal year 2007, the Company issued 216,791 to consultants and programmers for services rendered.

During fiscal year 2007, the company issued a stock dividend of 253,004 shares to the preferred stockholders.

During fiscal year 2007, holders of the preferred stock converted 323,738 preferred shares into 323,738 shares of common stock.

During fiscal year 2008, the company issued a stock dividend of 211,431 shares to the preferred stockholders.

10. RELATED PARTY TRANSACTIONS

During fiscal years 2008 and 2007, the Company paid a consulting firm that is owned by the chief executive officer, $29,488 and $106,002, respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

11. COMMITMENTS AND CONTINGENCIES

The Company is committed to a non-cancelable lease for office space in New York City, expiring in 2012. Future minimum lease payments required under this lease is as follows:

                    2008                 $131,306
                    2009                  135,245
                    2010                  139,302
                    2011                  143,481
                    2012                   24,448

               Less sub lease            (386,610)
                                         --------

               Total                     $187,171
                                         ========

The Company has deposited $45,000 as a security deposit on the office space described above. The deposit is non-interest bearing and is due at the termination of the lease.

In August 2006, the Company entered into a sub-leasing agreement with a company for the bulk of its office space in New York City. The sub-lease expires in 2012.