Form 10-Q
period 2008-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2008-06-12
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the Period ended April 30, 2008

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

                          921 Bergen Avenue, Suite 405,
                              Jersey City, NJ 07306
                                  201-680-7142
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2008, the registrant had 18,268,104 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part 1. Financial Information

     Item 1. Condensed Consolidated Financial Statements                       3

          Balance sheet as of April 30, 2008 and January 31, 2008              4

          Statement of income (loss) for three months ended
          April 30, 2008 and 2007                                              5

          Statement of cash flows for three months ended
          April 30, 2008 and 2007                                              6

          Statement of changes in shareholders equity for the
          nine months ended April 30, 2008                                     7

          Notes to condensed consolidated financial statements                 8

     Item 2. Management's discussion and analysis of financial condition      13

Part II. Other Information

     Item 6. Exhibits                                                         16

Signatures                                                                    17

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2008 and January 31, 2008

                                                                                  30-Apr-08              31-Jan-08
                                                                                 ------------           ------------
ASSETS

Current assets:
  Cash & short term deposits                                                     $     48,413           $     67,287
                                                                                 ------------           ------------
      Total current assets                                                             48,413                 67,287

Other assets:
  Security deposit                                                                     45,000                 45,000
  Trademark - net                                                                       7,724                  7,873
                                                                                 ------------           ------------

      Total assets                                                               $    101,137           $    120,160
                                                                                 ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                            $     26,380           $     26,380
                                                                                 ------------           ------------
      Total current liabilities                                                        26,380                 26,380

Shareholder advance                                                                     4,600                  4,600

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares           $  1,712,601           $  1,712,601
  Series B preferred stock, one share convertible to one share of common;
   6% cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares            4,384,754              4,384,754
  Common stock - $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding, 18,268,104 shares                                            1,827                  1,827
  Additional paid in capital                                                       32,664,364             32,664,364
  Accumulated deficit                                                             (38,693,389)           (38,674,366)
                                                                                 ------------           ------------
      Total shareholders' equity                                                       70,157                 89,180
                                                                                 ------------           ------------

      Total Liabilities & Shareholders' Equity                                   $    101,137           $    120,160
                                                                                 ============           ============


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Quarters Ended April 30, 2008 and April 30, 2007

                                                        30-Apr-08              30-Apr-07
                                                       ------------           ------------
Revenues:
  Revenues from software maintenance                   $          0           $    274,000
  Software maintenance costs                                      0               (224,988)
                                                       ------------           ------------
      Net revenues                                                0                 49,012

General and administrative expenses:
  Salaries and benefits                                       5,117                103,761
  Promotion & investor relations                                  0                  2,840
  Consulting                                                      0                  3,944
  General administration                                     54,979                 83,371
  Depreciation                                                    0                  5,548
                                                       ------------           ------------
      Total general & administrative expenses                60,096                199,464
                                                       ------------           ------------

Net loss from operations                                    (60,096)              (150,452)

Other revenues and expenses:
  Interest income                                                57                    562
  Sub-lease income                                           41,016                 27,658
                                                       ------------           ------------

Net loss before provision for income taxes                  (19,023)              (122,232)

Provision for income taxes                                        0                      0
                                                       ------------           ------------

Net loss                                               $    (19,023)          $   (122,232)
                                                       ============           ============

Loss per common share:
  Basic & fully diluted                                $      (0.00)          $      (0.01)

Weighted average of common shares:
  Basic & fully diluted                                  18,268,104             18,056,673


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Quarters Ended April 30, 2008 and April 30, 2007

                                                               30-Apr-08           30-Apr-07
                                                               ---------           ---------
Operating Activities:
  Net loss                                                     ($ 19,023)          ($122,232)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                    149                 148
     Depreciation                                                      0               5,548
  Changes in other operating assets and liabilities:
     Accounts payable                                                  0             (49,960)
                                                               ---------           ---------
Net cash used by operations                                    ($ 18,874)          ($166,496)
                                                               ---------           ---------

Net decrease in cash during the year                           ($ 18,874)          ($166,496)

Cash balance at January 31st                                      67,287             262,081
                                                               ---------           ---------

Cash balance at April 30th                                     $  48,413           $  95,585
                                                               =========           =========

Supplemental disclosures of cash flow information:
  Interest paid during the year                                $       0           $       0
  Income taxes paid during the year                            $       0           $       0


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity For the Quarters Ended April 30, 2008 and April 30, 2007

                               Common      Common     Preferred     Preferred       Paid in       Accumulated
                               Shares     Par Value     Shares        Value         Capital         Deficit          Total
                               ------     ---------     ------        -----         -------         -------          -----
Balance at January 31, 2008  18,268,104    $ 1,827     2,372,036    $6,097,355     $32,664,364    $(38,674,366)    $  89,180

Net loss for the period                                                                                (19,023)      (19,023)
                             ----------    -------     ---------    ----------     -----------    ------------     ---------

Balance at April 30, 2008    18,268,104    $ 1,827     2,372,036    $6,097,355     $32,664,364    $(38,693,389)    $  70,157
                             ==========    =======     =========    ==========     ===========    ============     =========

Balance at January 31, 2007  18,056,673    $ 1,806     2,372,036    $6,097,355     $32,639,013    $(38,488,187)    $ 249,987

Net loss for the period                                                                               (122,232)     (122,232)
                             ----------    -------     ---------    ----------     -----------    ------------     ---------

Balance at April 30, 2007    18,056,673    $ 1,806     2,372,036    $6,097,355     $32,639,013    $(38,610,419)    $ 127,755
                             ==========    =======     =========    ==========     ===========    ============     =========


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Quarters Ended April 30, 2008 and April 30, 2007


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. The Company is the designer of the FX3000, a foreign currency trading software platform. In March 2002, the Company sold the FX3000 software platform, for a 25% interest in a joint venture, FX Direct Dealer LLC ("FXDD"), a company that markets the FX3000 software. The Company does not have operational control over FXDD. Tradition NA and its officers are the 75% owners of FXDD.

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

2. GOING CONCERN

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. Since the joint venture agreement's inception in 2002, the Company's sole source of revenues has been from the software maintenance revenues on the FXDD software received from the joint venture. In December 2007, the Company was notified by the majority owner of the joint venture that the Company would no longer be the maintenance provider for the software. Consequently, the Company's sole source of revenue for the prior fiscal years has been lost effective December 2007.

The cessation of the software maintenance revenues associated with the FXDD, and the Company's continued failure to achieve profitability in the current and past several fiscal years, raises significant doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to this matter are as follows:

The Company still maintains a 25% equity investment in the FXDD joint venture with Tradition NA, however, the Company has received no revenues on this interest and does not expect to receive any revenues on this interest in the foreseeable future. Therefore, management plans to concentrate its efforts on the marketing or sale of its PromotionStat software program. The PromotionStat software allows a user to analyze the effectiveness of advertising and promotional campaigns of a web site. The software tracks visitors to a web site via a series of invisible data collectors placed within the individual pages of the web site.

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

                                               30-Apr-08             30-Apr-07
                                              -----------           -----------

     Net loss                                 $   (19,023)          $  (122,232)

     Preferred dividends in arrears                     0                     0
                                              -----------           -----------

     Loss available to common shares          $   (19,023)          $  (122,232)
                                              ===========           ===========

     Shares outstanding                        18,268,104            18,056,673
                                              ===========           ===========

     Weighted average                          18,268,104            18,056,673
                                              ===========           ===========

     Loss per common share:
     Basic & fully diluted                    $     (0.00)          $     (0.01)
                                              ===========           ===========

4. WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding, the weighted average exercise price of the warrants, and weighted average years remaining on the warrants.

                                                                      Wgtd Avg
                                                      Wgtd Avg        Years to
                                     Amount        Exercise Price     Maturity
                                     ------        --------------     --------

Outstanding at January 31, 2006     2,898,158           $ 5             2.56
Issued                              2,122,092
Expired                            (1,184,560)
Exercised                                   0
                                   ----------

Outstanding at January 31, 2007     3,835,690           $ 5             2.52
Issued                                      0
Expired                                     0
Exercised                                   0
                                   ----------

Outstanding at January 31, 2008     3,835,690           $ 5             1.52
Issued                                      0
Expired                                     0
Exercised                                   0
                                   ----------

Outstanding at April 30, 2008       3,835,690           $ 5             1.27
                                   ==========

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                       30-Apr-08      30-Apr-07
                                                       ---------      ---------

Net loss before provision for income taxes             $ (19,023)     $(150,452)
                                                       =========      =========
Current tax expense:
  Federal                                              $       0      $       0
  State                                                        0              0
                                                       ---------      ---------
  Total                                                $       0      $       0

Less deferred tax benefit:
  Timing differences                                    (119,581)      (326,708)
  Allowance for recoverability                           119,581        326,708
                                                       ---------      ---------
  Provision for income taxes                           $       0      $       0
                                                       =========      =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                   34%            34%
Statutory state and local income tax                          10%            10%
Less allowance for tax recoverability                        -44%           -44%
                                                       ---------      ---------
Effective rate                                                 0%             0%
                                                       =========      =========

Deferred income taxes are comprised of the following:

Timing differences                                     $ 119,581      $ 326,708
Allowance for recoverability                            (119,581)      (326,708)
                                                       ---------      ---------
Deferred tax benefit                                   $       0      $       0
                                                       =========      =========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advanced Technologies Group, Ltd. (the Company), formerly SeventhCai, Inc., was incorporated in the State of Nevada in February 2000. In January 2001, the Company changed its name to Advanced Technologies Group, Ltd., and purchased 100% of the issued and outstanding shares of FX3000, Inc., a Delaware corporation, the designer of the FX3000 web-based software platform. The FX3000 software platform is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 platform to FXDD, a joint venture company that markets the FX3000 software platform. The Company received a 25% interest in the company in return for the transfer. The remaining 75% of the joint venture company is owned by Tradition, N.A., a major, Swiss-based financial company. On December 29, 2006, Tradition, N.A. sold 80% of its interest in FXDD to its Chief Executive Officer. Tradition NA retains 15% ownership interest.

The Company also is the developer of the PromotionStat software program, which assists on-line advertisers in monitoring their marketing effectiveness and which is marketed through the Company's subsidiary, PromotionStat Inc. The Company, through its wholly owned subsidiaries, seeks to generate revenue through its investment in FXDD and the PromotionStat E-commerce advertising screening platform software.

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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the three months ended April 2008 and April 2007.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME (THREE MONTHS)

Total net revenues for the first three months of fiscal 2008 were $0, compared to $49,012 for the same period in fiscal 2007, a decrease of $49,012, or 100%. This decrease was due to the decrease in revenues from software maintenance, as the Company lost its source of revenues from providing software maintenance services to the joint venture. Management does not expect any significant revenues from its PromotionStat technology since all of its efforts have been concentrated in the joint venture operations. Management does not expect any revenues from servicing of the FXDD currency trading platform in the nearest future.

General and administrative expense for the first third of fiscal 2008 was $60,096 compared to $199,464 for 2007, a decrease of almost 30%. Major decreases in costs during this period were reduction of consulting costs, general administration, and promotion and investor relation costs.

The detail of general administrative costs is as follows:

                                            30-Apr-08        30-Apr-07
                                            ---------        ---------

           Travel, lodging, & meals          $ 4,943          $28,106
           Rent & utilities                   13,329           19,952
           Supplies                            3,801            8,352
           Automobile costs                    3,252           11,891
           Telephone                              75            8,196
           Professional fees                  29,393            5,910
           Miscellaneous taxes                     0              202
           Postage                               186              762
                                             -------          -------

           Total                             $54,979          $83,371
                                             =======          =======

After deducting general and administrative costs, the Company experienced a loss from operations of $60,096 for the first nine months of fiscal 2008, compared to an operating loss of $150,452 for the same period in fiscal 2007.

During the three months ended April 30, 2008, the Company realized a net loss from operations of $19,023 compared to a loss of $122,232 for the same period in fiscal 2007.

Interest income decreased during three months ended April 2008 since the Company's average cash balance has decreased in 2008. The Company invests excess cash balance in money market accounts.

During the three months ended April 30, 2008, the Company's net loss was $19,023 or $0.00 per share compared to a loss of $122,232, or $0.01 per share for the same period in fiscal 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2008 cash on hand was $48,413 as compared with $95,585 for the same fiscal period in 2007. During the period the Company received $0 in net subscriptions to its preferred B stock.

The Company does not expect any material capital expenditures for the balance of fiscal 2008.

At April 30, 2008, the Company had working capital of $22,033 compared to a working capital of $40,907 at January 31, 2008.

Total assets at April 30, 2008 were $101,137 as compared to $120,160 at January 31, 2008.

The Company's total stockholders' equity decreased to $70,157 at April 2008 from $89,180 at January 31, 2008.

Although the existing cash resources are currently expected to provide sufficient funds through the upcoming year, the continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations.

III. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of April 30, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has developed its FX3000 software to allow access by individual investors to what has traditionally been an investment arena restricted to large financial institutions and banks. Management believes that as investors become more sophisticated there will be an increased demand for access to these types of previously unavailable investment vehicles. However recently the Company has lost its contract with FXDD for servicing of FX3000 platform. The revenue for the services rendered under this Agreement was a major source of income for the Company, and termination of this agreement may have a material adverse effect on the Company.

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


Date: June 12, 2008                   By: /s/ Abel Raskas
                                         ---------------------------------------
                                          Abel Raskas
                                          President


Date: June 12, 2008                   By: /s/ Alex Stelmak
                                         ---------------------------------------
                                         Alex Stelmak
                                         Chairman of the Board of Directors and
                                         Chief Financial Officer