Form 10-Q
period 2008-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2008-09-10
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                       For the Period ended July 31, 2008

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

                 331 Newman Springs Rd., Bld. 1, 4Fl. Suite 143,
                               Red Bank, NJ 07701
                                  732-784-2801
          (Address and telephone number of principal executive offices)

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

As of July 31, 2008, the registrant had 18,268,104 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEX                                                                          2

Part 1. Financial Information                                                  3

     Item 1. Condensed Consolidated Financial Statements:

          Balance sheet as of July 31, 2008 and January 31, 2008               4

          Statement of income  (loss) for three months ended
          July 31, 2008 and 2007                                               5

          Statement of cash flows for three months ended
          July 31, 2008 and 2007                                               6

          Statement of changes in shareholders equity for
          the nine months ended July 31, 2008                                  7

          Notes to condensed consolidated financial statements                 8

     Item 2. Management's discussion and analysis of financial condition      13

     Item 4. Controls and Procedures                                          16

Part II. Other Information

     Item 6. Exhibits                                                         17

Signatures                                                                    17

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of July 31, 2008 and January 31, 2008

                                                                               Unaudited
                                                                               31-Jul-08              31-Jan-08
                                                                              ------------           ------------
ASSETS

Current assets:
  Cash & short term deposits                                                  $     22,697           $     67,287
                                                                              ------------           ------------
      Total current assets                                                          22,697                 67,287

Other assets:
  Security deposit                                                                  45,000                 45,000
  Trademark - net                                                                    7,571                  7,873
                                                                              ------------           ------------

      Total assets                                                            $     75,268           $    120,160
                                                                              ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                         $     26,380           $     26,380
                                                                              ------------           ------------
      Total current liabilities                                                     26,380                 26,380

Shareholder advance                                                                 17,903                  4,600

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares           1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common;
   6% cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares         4,384,754              4,384,754
  Common stock- $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding, 18,268,104 shares                                         1,827                  1,827
  Additional paid in capital                                                    32,664,364             32,664,364
  Accumulated deficit                                                          (38,732,561)           (38,674,366)
                                                                              ------------           ------------
      Total shareholders' equity                                                    30,985                 89,180
                                                                              ------------           ------------

      Total Liabilities & Shareholders' Equity                                $     75,268           $    120,160
                                                                              ============           ============


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
       For the Six and Three Months Ended July 31, 2008 and July 31, 2007

                                                  Unaudited         Unaudited         Unaudited         Unaudited
                                                  6 Months          6 Months          3 Months          3 Months
                                                  31-Jul-08         31-Jul-07         31-Jul-08         31-Jul-07
                                                 -----------       -----------       -----------       -----------
Revenues:
  Revenues from software maintenance             $         0       $   685,000       $         0       $   411,000
  Software maintenance costs                               0          (463,000)                0          (238,012)
                                                 -----------       -----------       -----------       -----------
      Net revenues                                         0           222,000                 0           172,988

General and administrative expenses:
  Salaries and benefits                                8,813           175,225             3,696            71,464
  Promotion & investor relations                      16,841            26,340            16,841            23,500
  Consulting                                             523             3,944               523                 0
  General administration                              93,579           197,715            38,600           114,344
  Depreciation                                             0             9,845                 0             4,297
                                                 -----------       -----------       -----------       -----------
      Total general & administrative expenses        119,756           413,069            59,660           213,605
                                                 -----------       -----------       -----------       -----------

Net loss from operations                            (119,756)         (191,069)          (59,660)          (40,617)

Other revenues and expenses:
  Interest income                                         68               954                11               392
  Sub-lease income                                    61,493            57,141            20,477            29,483
                                                 -----------       -----------       -----------       -----------

Net loss before provision for income taxes           (58,195)         (132,974)          (39,172)          (10,742)

Provision for income taxes                                 0                 0                 0                 0
                                                 -----------       -----------       -----------       -----------

Net loss                                         $   (58,195)      $  (132,974)      $   (39,172)      $   (10,742)
                                                 ===========       ===========       ===========       ===========
Loss per common share:
  Basic & fully diluted                          $     (0.00)      $     (0.01)      $     (0.00)      $     (0.01)

Weighted average of common shares:
  Basic & fully diluted                           18,268,104        18,056,673        18,268,104        18,056,673


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2008 and July 31, 2007

                                                               Unaudited           Unaudited
                                                               31-Jul-08           31-Jul-07
                                                               ---------           ---------
Operating Activities:
  Net loss                                                     $ (58,195)          $(132,974)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                    302                 300
     Depreciation                                                      0               9,845
  Changes in other operating assets and liabilities:
     Accounts payable                                                  0             (45,000)
                                                               ---------           ---------
Net cash used by operations                                      (57,893)           (167,829)

Financing activities:
  Shareholder advances                                            13,303                   0
                                                               ---------           ---------
Net cash provided by financing activities                         13,303                   0
                                                               ---------           ---------

Net decrease in cash during the year                             (44,590)           (167,829)

Cash balance at January 31st                                      67,287             262,081
                                                               ---------           ---------

Cash balance at July 31st                                      $  22,697           $  94,252
                                                               =========           =========

Supplemental disclosures of cash flow information:
  Interest paid during the year                                $       0           $       0
  Income taxes paid during the year                            $       0           $       0


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity For the Six Months Ended July 31, 2008 and July 31, 2007

                                       Common       Common     Preferred   Preferred      Paid in      Accumulated
                                       Shares      Par Value    Shares       Value        Capital        Deficit         Total
                                       ------      ---------    ------       -----        -------        -------         -----
Balance at January 31, 2008          18,268,104    $  1,827    2,372,036   $6,097,355   $32,664,364    $(38,674,366)   $   89,180

Net loss for the period                                                                                     (58,195)      (58,195)
                                     ----------    --------    ---------   ----------   -----------    ------------    ----------

Balance at July 31, 2008-unaudited   18,268,104    $  1,827    2,372,036   $6,097,355   $32,664,364    $(38,732,561)   $   30,985
                                     ==========    ========    =========   ==========   ===========    ============    ==========

Balance at January 31, 2007          18,056,673    $  1,806    2,372,036   $6,097,355   $32,639,013    $(38,488,187)   $  249,987

Net loss for the period                                                                                    (132,974)     (132,974)
                                     ----------    --------    ---------   ----------   -----------    ------------    ----------

Balance at July 31, 2007- unaudited  18,056,673    $  1,806    2,372,036   $6,097,355   $32,639,013    $(38,621,161)   $  117,013
                                     ==========    ========    =========   ==========   ===========    ============    ==========


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Six Months Ended July 31, 2008 and July 31, 2007


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

                                               31-Jul-08             31-Jul-07
                                              -----------           -----------

     Net loss                                 $   (58,195)          $  (132,974)

     Preferrred dividends in arrears                    0                     0
                                              -----------           -----------

     Loss available to common shares          $   (58,195)          $  (132,974)
                                              ===========           ===========

     Shares outstanding                        18,268,104            18,056,673
                                              ===========           ===========

     Weighted average                          18,268,104            18,056,673
                                              ===========           ===========

     Loss per common share:
     Basic & fully diluted                    $     (0.00)          $     (0.01)
                                              ===========           ===========

4. WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding, the weighted average exercise price of the warrants, and weighted average years remaining on the warrants.

                                                      Wgtd Avg       Wgtd Avg
                                                      Exercise       Years to
                                       Amount          Price         Maturity
                                       ------          -----         --------

Outstanding at January 31, 2006       2,898,158          $5            2.56
Issued                                2,122,092
Expired                              (1,184,560)
Exercised                                     0
                                     ----------

Outstanding at January 31, 2007       3,835,690          $5            2.52
Issued                                        0
Expired                                       0
Exercised                                     0
                                     ----------

Outstanding at January 31, 2008       3,835,690          $5            1.52
Issued                                        0
Expired                                       0
Exercised                                     0
                                     ----------

Outstanding at July 31, 2008          3,835,690          $5            1.02
                                     ==========

5. INCOME TAXES

  Provision for income taxes is comprised of the following:

                                                 31-Jul-08           31-Jul-07
                                                 ---------           ---------

Net loss before provision for income taxes       $ (58,195)          $(191,069)
                                                 =========           =========
Current tax expense:
  Federal                                        $       0           $       0
  State                                                  0                   0
                                                 ---------           ---------
  Total                                          $       0           $       0

Less deferred tax benefit:
  Timing differences                              (157,401)           (288,492)
  Allowance for recoverability                     157,401             288,492
                                                 ---------           ---------
  Provision for income taxes                     $       0           $       0
                                                 =========           =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                   34%            34%
Statutory state and local income tax                          10%            10%
Less allowance for tax recoverability                        -44%           -44%
                                                       ---------      ---------
Effective rate                                                 0%             0%
                                                       =========      =========

Deferred income taxes are comprised of the following:

Timing differences                                     $ 157,401      $ 288,492
Allowance for recoverability                            (157,401)      (288,492)
                                                       ---------      ---------
Deferred tax benefit                                   $       0      $       0
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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the six months ended July 2008 and July 2007.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME (THREE MONTHS)

Total net revenues for the first six months of fiscal 2008 were $0, compared to $222,000 for the same period in fiscal 2007, a decrease of $222,000, or 100%. This decrease was due to the decrease in revenues from software maintenance, as the Company lost its source of revenues from providing software maintenance services to the joint venture. Management does not expect any significant revenues from its PromotionStat technology since all of its efforts have been concentrated in the joint venture operations. Management does not expect any revenues from servicing of the FX3000 currency trading platform in the nearest future.

Net revenues for the three months ended July 31, 2008 were $0 compared to $172,988 for the same period in 2007, showing a decrease of 100%.

General and administrative expense for the first half of fiscal 2008 was $119,756 compared to $413,069 for 2007, a decrease of almost 70%. Major decreases in costs during this period were reduction of consulting costs, general administration, and promotion and investor relation costs.

The detail of general administrative costs is as follows:

                                            31-JUL-08         31-JUL-07
                                            ---------         ---------

          Travel, lodging, & meals          $ 13,833          $ 57,661
          Rent & utilities                    16,218            77,423
          Supplies                            10,206            23,790
          Automobile costs                     7,589            17,638
          Telephone                            4,410             9,592
          Professional fees                   40,777             9,966
          Miscellaneous taxes                    520               202
          Postage                                 26             1,443
                                            --------          --------

          Total                             $ 93,579          $197,715
                                            ========          ========

For the three months ended July 31, 2008 general and administrative expenses totaled $59,660 compared to $213,605, also reflecting a significant decrease of about 80%

After deducting general and administrative costs, the Company experienced a loss from operations of $119,756 for the first six months of fiscal 2008, compared to an operating loss of $191,069 for the same period in fiscal 2007.

During the three months ended July 31, 2008, the Company realized a net loss from operations of $59,660 compared to a loss of $40,617 for the same period in fiscal 2007.

Interest income decreased during six months ended July 2008 since the Company's average cash balance has decreased in 2008. The Company invests excess cash balance in money market accounts.

During the six months ended July 31, 2008, the Company's net loss was $58,195 or $0.00 per share compared to a loss of $132,974, or $0.01 per share for the same period in fiscal 2007.

For the three months ended July 31, 2008, the Company experienced a net loss of $39,172 or $0.00 per share compared to a loss of $10,742 or $0.01 per share for the same period in fiscal 2007.

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

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2008 cash on hand was $22,697 as compared with $48,413 for the same fiscal period in 2007. During the period the Company received $0 in net subscriptions to its preferred B stock.

The Company does not expect any material capital expenditures for the balance of fiscal 2008.

At July 31, 2008, the Company had working capital of $(3,683) compared to a working capital of $94,252 at January 31, 2008.

Total assets at July 31, 2008 were $75,268 as compared to $120,160 at January 31, 2008.

The Company's total stockholders' equity decreased to $30,985 at July 2008 from $89,180 at January 31, 2008.

Although the existing cash resources are currently expected to provide sufficient funds through the upcoming year, the continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of July 31, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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


Date: September 10, 2008                 By: /s/ Abel Raskas
                                            ---------------------------------
                                            Abel Raskas
                                            President


Date: September 10, 2008                 By: /s/ Alex Stelmak
                                            ---------------------------------
                                            Alex Stelmak
                                            Chairman of the Board of Directors
                                            and Chief Financial Officer