Form 10KSB/A
period 2008-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2008-10-14
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2008


                        Advanced Technologies Group, LTD
             (Exact name of registrant as specified in its charter)

    Nevada                         0-30987                       80-0987213
  (State of                      (Commission                 (I.R.S. Employer
Incorporation)                   File Number)             Identification Number)

331 Newman Springs Rd., Bld. 1, 4Fl. Suite 143, Red Bank, NJ        07701
    (Address of principal executive offices)                      (Zip Code)

921 Bergen Avenue, Suite 405, Jersey City, NJ                       07306
           (Former Address)                                       (Zip Code)

                                  732-784-2801
                         (Registrant's Telephone Number)

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

                                EXPLANATORY NOTE

Advanced Technologies Group, Ltd. on October 10, 2008 is filing this Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission to insert the following text: (i) under the heading "Management's Report on Internal Control Over Financial Reporting" and "Disclosure Controls and Procedures" on page 17 in Part II, Item 6 and (ii) revised Principal Executive Officer and Principal Financial Officer Certifications. The remaining text of the Annual Report remains unchanged.

                                   FORM 10-KSB
                                JANUARY 31, 2008
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS                                                  1

PART I

     ITEM 1.  Description of Business                                       1
     ITEM 2.  Description of Property                                      10
     ITEM 3.  Legal Proceedings                                            11

PART II

     ITEM 4.  Market for Registrant's Common Equity and Related            11
              Stockholder Matters
     ITEM 5.  Management's Discussion and Analysis of Financial            11
              Condition and Results of Operations
     ITEM 6.  Management's Report On Internal Control Over Financial
              Reporting                                                    14
     ITEM 7.  Financial Statements                                         15
     ITEM 8.  Changes in and Disagreements with Accountants                15

PART III

     ITEM 9.  Directors, Executive Officers, Promoters and
              Control Persons                                              15
     ITEM 10. Executive Compensation                                       20
     ITEM 11. Security Ownership of Certain Beneficial Owners
              and Management                                               20
     ITEM 12. Certain Relationships and Related Transactions               21
     ITEM 13. Exhibits and Reports on Form 8-K                             21

Signatures                                                                 22

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

ITEM 1. DESCRIPTION OF BUSINESS

(A) CORPORATE HISTORY

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 currency trading software platform. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders. In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC a joint venture company that markets the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. The remaining 75% of the joint venture is owned by Tradition, N.A., a subsidiary of Compagnie Financiere Tradition, a major Swiss-based financial company. The un-depreciated cost of the FX 3000 software at the date of the transfer was $1,670,485. On December 29, 2006 Tradition NA sold 80% of its 75% membership interest in joint venture to the Chairman of the Boars of Directors of Tradition NA, who is now the primary beneficiary. Tradition NA retains 15% membership interest.

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

On December 11, 2007 the US Commodities and Futures Trading Commission (CFTC) passed the CFTC Reauthorization Act of 2007 (the "Act"). The Act, as proposed, will impose on Foreign Exchange Dealers (such as FXDD), a minimum net capital requirement of $20,000,000. Additionally, Foreign Exchange dealers will also be required to maintain sufficient capital in excess of the minimum net capital in order to "cover" firm's daily net open exposure. Furthermore, Foreign Exchange Dealers will be required to maintain several million dollars in additional capital over and above the excess required, in order to comply with new CFTC and NFA requirements. This legislation may have an adverse effect on Company's profits, as the joint venture will be unable to disburse any profits until it satisfies the above-mentioned capital requirements.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's address is 331 Newman Springs Road, Suite 143, Red Bank, NJ, 07701; formerly at 921 Bergen Ave., Suite 405, Jersey City, NJ 07306 and its telephone number is 732-784-2801. The premises consist of shared office suites on "pay-per-need" basis, pursuant to a year to year contract which includes an administrative assistant and communication services. The Company currently pays approximately $300 per month pursuant to said contract.

At this time, the Company has no policy in terms of investment in real estate nor does it have any investment in real estate. The Company has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

A suit in a court of the State of New York by a former consultant to the Company alleging that he was entitled to receive certain shares of the Company's common stock and for other damages was dismissed by the Court in November 2007.

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

ITEM 6. MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of January 31, 2008, the Company's internal control over financial reporting is effective and in accordance with Item 308 of Regulation S-B.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this Annual Report on Form 10-KSB. The management will correct this failure going forward.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of Advanced Technologies Group, Ltd. for the years ending January 31, 2008 and 2007 are submitted herewith as PART F/S on Pages 31 to 45.

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

ITEM 10. EXECUTIVE COMPENSATION

The executive officers of the issuer received salaries, benefits and other compensation during fiscal 2008 of $108,626.43 in the aggregate.

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

                                         Number of                   Percent
            Name                       Shares Owned (1)               Owned
            ----                       ----------------               -----

      Alex Stelmak                       4,389,476                    24.31%
      331 Newman Springs Rd.
      Bld. 1, 4Fl. Suite 143,
      Red Bank, NJ 07701

      Stan Mashov                          827,778                     4.58%
      331 Newman Springs Rd.
      Bld. 1, 4Fl. Suite 143,
      Red Bank, NJ 07701

      Dr. Abel Raskas                    4,389,476                    24.31%
      331 Newman Springs Rd.
      Bld. 1, 4Fl. Suite 143,
      Red Bank, NJ 07701

      Officers & Directors
       as a Group (3 Persons)            9,606,730                     53.2%

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit No.                    Description
     -----------                    -----------

        31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

        31.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

        32 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: October 14, 2008                 By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Executive Officer and Director


Dated: October 14, 2008                 By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President and Director


Dated: October 14, 2008                 By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: October 14, 2008                 By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Director


Dated: October 14, 2008                 By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            Director


Dated: October 14, 2008                 By: /s/ Stan Mashov
                                            ------------------------------------
                                            Stan Mashov
                                            Director

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