Form 10-Q
period 2008-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2008-12-17
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                      For the Period ended October 31, 2008

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

As of October 31, 2008, the registrant had 18,268,104 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

INDEX

Part 1. Financial information

Item 1. Condensed Consolidated Financial Statements:                          4

     Balance sheet as of October 31, 2008 and January 31, 2008                4

     Statement of income (loss) for three months ended
     October 31, 2008 and 2007                                                5

     Statement of cash flows for three months ended October 31, 2008
     and 2007                                                                 6

     Statement of changes in shareholders equity for the nine months ended
     October 31, 2008                                                         7

     Notes to condensed consolidated financial statements                     8

Item 2. Management's discussion and analysis of financial condition          12

Part II. Other information

Signatures                                                                   16

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of October 31, 2008 and January 31, 2008

                                                                                  Unaudited          As Restated
                                                                                  31-Oct-08           31-Jan-08
                                                                                 ------------        ------------
ASSETS

Current assets:
  Cash & short term deposits                                                     $     40,070        $     67,287
                                                                                 ------------        ------------
      Total current assets                                                             40,070              67,287

Other assets:
  Investment in FX Direct Dealer                                                    2,407,058           2,407,058
  Security deposit                                                                          0              45,000
  Trademark- net                                                                        7,419               7,873
                                                                                 ------------        ------------

      Total assets                                                               $  2,454,547        $  2,527,218
                                                                                 ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                            $  3,026,380        $  2,934,120
                                                                                 ------------        ------------
      Total current liabilities                                                     3,026,380           2,934,120

Shareholder advances                                                                   96,386               4,600

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common; 13%
   cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares           $  1,712,601        $  1,712,601
  Series B preferred stock, one share convertible to one share of common; 6%
   cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares            4,384,754           4,384,754
  Common stock- $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding, 18,268,104 shares                                            1,827               1,827
  Additional paid in capital                                                       32,664,364          32,664,364
  Accumulated deficit                                                             (39,431,765)        (39,175,048)
                                                                                 ------------        ------------
      Total shareholders' equity                                                     (668,219)           (411,502)
                                                                                 ------------        ------------

      Total Liabilities & Shareholders' Equity                                   $  2,454,547        $  2,527,218
                                                                                 ============        ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
    For the Nine and Three Months Ended October 31, 2008 and October 31, 2007

                                                         9 Months          9 Months          3 Months           3 Months
                                                         Unaudited         Unaudited         Unaudited          Unaudited
                                                         31-Oct-08         31-Oct-07         31-Oct-08          31-Oct-07
                                                       ------------      ------------      ------------       ------------
Revenues:
  Revenues from software maintenance                   $          0      $  1,019,000      $          0       $    334,000
  Software maintenance costs                                      0          (591,000)                0           (128,000)
                                                       ------------      ------------      ------------       ------------
      Net revenues                                     $          0      $    428,000      $          0       $    206,000

General and administrative expenses:
  Salaries and benefits                                $    106,533      $    235,619      $     97,719       $     60,394
  Promotion & investor relations                             17,690            37,501               849             11,161
  Consulting                                                  2,300             4,094             1,777                150
  General administration                                    161,155           271,630            36,975             73,915
  Depreciation                                                    0            14,616                 0              4,771
                                                       ------------      ------------      ------------       ------------
      Total general & administrative expenses               287,678           563,460           137,320            150,391
                                                       ------------      ------------      ------------       ------------

Net loss from operations                               $   (287,678)     $   (135,460)     $   (137,320)      $     55,609

Other revenues and expenses:
  Interest income                                                69             1,382                 0                428
  Sub-lease income                                           30,892           110,173                 0             53,032
                                                       ------------      ------------      ------------       ------------

Net loss before provision for income taxes             $   (256,717)     $    (23,905)     $   (137,320)      $    109,069

Provision for income taxes                                        0                 0                 0                  0
                                                       ------------      ------------      ------------       ------------

Net loss                                               $   (256,717)     $    (23,905)     $   (137,320)      $    109,069
                                                       ============      ============      ============       ============
Loss per common share:
  Basic & fully diluted                                $      (0.01)     $       0.00      $      (0.01)      $       0.01

Weighted average of common shares:
  Basic & fully diluted                                  18,268,104        18,056,673        18,268,104         18,056,673


                   See the notes to the financial statements

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
         For the Nine Months Ended October 31, 2008 and October 31, 2007

                                                               Unaudited           Unaudited
                                                               31-Oct-08           31-Oct-07
                                                               ---------           ---------
Operating Activities:
  Net loss                                                     $(256,717)          $ (23,905)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                    454                 453
     Depreciation                                                      0              14,616
     Rent expense                                                 45,000                   0
  Changes in other operating assets and liabilities :
     Accounts payable                                             92,260             (96,042)
                                                               ---------           ---------
Net cash used by operations                                    $(119,003)          $(104,878)

Financing activities:
  Shareholder advances                                         $  91,786           $       0
                                                               ---------           ---------
Net cash provided by financing activities                         91,786                   0
                                                               ---------           ---------

Net decrease in cash during the year                           $ (27,217)          $(104,878)

Cash balance at January 31st                                      67,287             262,081
                                                               ---------           ---------

Cash balance at October 31st                                   $  40,070           $ 157,203
                                                               =========           =========

Supplemental disclosures of cash flow information:
  Interest paid during the year                                $       0           $       0
  Income taxes paid during the year                            $       0           $       0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
         For the Nine Months Ended October 31, 2008 and October 31, 2007

                                   Common        Common      Preferred     Preferred      Paid in       Accumulated
                                   Shares      Par Value       Shares        Value        Capital         Deficit         Total
                                   ------      ---------       ------        -----        -------         -------         -----
Balance at January 31, 2008       18,268,104    $  1,827     $2,372,036    $6,097,355   $32,664,364    $(39,175,048)   $ (411,502)

Net loss for the period                                                                                    (256,717)      256,717)
                                 -----------    --------     ----------    ----------   -----------    ------------    ----------
Balance at October 31, 2008 -
 unaudited                        18,268,104    $  1,827     $2,372,036    $6,097,355   $32,664,364    $(39,431,765)   $ (668,219)
                                 ===========    ========     ==========    ==========   ===========    ============    ==========

Balance at January 31, 2007       18,056,673    $  1,806      2,372,036    $6,097,355   $32,639,013    $(38,488,187)   $  249,987

Net loss for the period                                                                                     (23,905)      (23,905)
                                 -----------    --------     ----------    ----------   -----------    ------------    ----------
Balance at October 31, 2007 -
 unaudited                        18,056,673    $  1,806     $2,372,036    $6,097,355   $32,639,013    $(38,512,092)   $  226,082
                                 ===========    ========     ==========    ==========   ===========    ============    ==========


                   See the notes to the financial statements.

                       Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
        For the Nine Months Ended October 31, 2008 and October 31, 2007


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

Management's plans with regard to this matter are as follows:

The Company still maintains a 25% equity investment in the FX3000 joint venture with Tradition NA, however, the Company has received no cash payments on this interest and does not expect cash payments on this interest in the foreseeable future. The majority shareholders will continue to financially support the operations of the Company until cash payments on the FX300 joint venture are realized. However management plans cannot ensure the Company's ability to continue as a going concern.

3. NET LOSS PER SHARE

The Company applies SFAS No. 128, EARNINGS PER SHARE to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents which are convertible into common stock.

                                           31-Oct-08              31-Oct-07
                                         ------------           ------------

Net loss                                 $   (256,717)          $    (23,905)

Preferred dividends in arrears                      0                      0
                                         ------------           ------------

Loss available to common shares          $   (256,717)          $   (132,974)
                                         ============           ============

Shares outstanding                         18,268,104             18,056,673
                                         ============           ============

Weighted average                           18,268,104             18,056,673
                                         ============           ============
Loss per common share:
  Basic & fully diluted                  $      (0.01)          $       0.00
                                         ============           ============

4. WARRANTS OUTSTANDING

The following table summarizes the details of the number of warrants issued and outstanding, the weighted average exercise price of the warrants, and weighted average years remaining on the warrants.

                                                         Wgtd Avg     Wgtd Avg
                                                         Exercise     Years to
                                           Amount         Price       Maturity
                                           ------         -----       --------

Outstanding at January 31, 2006           2,898,158         $5          2.56
Issued                                    2,122,092
Expired                                  (1,184,560)
Exercised                                         0
                                         ----------

Outstanding at January 31, 2007           3,835,690         $5          2.52
Issued                                            0
Expired                                           0
Exercised                                         0
                                         ----------

Outstanding at January 31, 2008           3,835,690         $5          1.52
Issued                                            0
Expired                                           0
Exercised                                         0
                                         ----------

Outstanding at October 31, 2008           3,835,690         $5          0.76
                                         ==========

5. INCOME TAXES

   Provision for income taxes is comprised of the following:

                                                31-OCT-08           31-OCT-07
                                               -----------         -----------

Net loss before provision for income taxes     $  (256,717)        $   (23,905)
                                               ===========         ===========
Current tax expense:
  Federal                                      $         0         $         0
  State                                                  0                   0
                                               -----------         -----------
  Total                                        $         0         $         0

Less deferred tax benefit:
  Timing differences                            (4,548,018)          4,176,997
  Allowance for recoverability                   4,548,018          (4,176,997)
                                               -----------         -----------
  Provision for income taxes                   $         0         $         0
                                               ===========         ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                            34%                 34%
Statutory state and local income tax                   10%                 10%
Less allowance for tax recoverability                 -44%                -44%
                                               -----------         -----------
Effective rate                                          0%                  0%
                                               ===========         ===========

Deferred income taxes are comprised of the following:

Timing differences                             $ 4,548,018         $ 4,176,997
Allowance for recoverability                    (4,548,018)         (4,176,997)
                                               -----------         -----------
Deferred tax benefit                           $         0         $         0
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

To the extent possible, the following discussion will highlight the activities of the Company's business activities for the nine months ended October 2008 and October 2007.

I. RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS

CONSOLIDATED SALES, GROSS PROFIT, AND NET INCOME (THREE MONTHS)

Total net revenues for the first nine months of fiscal 2008 were $0, compared to $428,000 for the same period in fiscal 2007, a decrease of $428,000, or 100%. This decrease was due to the decrease in revenues from software maintenance, as the Company lost its source of revenues from providing software maintenance services to the joint venture. Management does not expect any significant revenues from its PromotionStat technology since all of its efforts have been concentrated in the joint venture operations. Management does not expect any revenues from servicing of the FX3000 currency trading platform in the nearest future.

Net revenues for the three months ended July 31, 2008 were $0 compared to $206,000 for the same period in 2007, showing a decrease of 100%.

General and administrative expense for the first nine months of fiscal 2008 was $287,678 compared to $563,460 for 2007, a decrease of almost 50%. Major decreases in costs during this period were reduction of salaries and benefits, consulting costs, general administration, and promotion and investor relation costs.

The detail of general administrative costs is as follows:

                                            31-OCT-08         31-OCT-07
                                            ---------         ---------

          Travel, lodging, & meals          $ 17,786          $ 82,316
          Rent & utilities                    61,218            88,204
          Supplies                            16,664            22,496
          Automobile costs                    11,022            28,424
          Telephone                            6,515            23,046
          Professional fees                   47,253            24,165
          Miscellaneous taxes                    520               363
          Postage                                177             2,616
                                            --------          --------

          Total                             $161,155          $271,630
                                            ========          ========

For the three months ended October 31, 2008 general and administrative expenses totaled $137,320 compared to $150,391, reflecting a decrease of about 15%.

After deducting general and administrative costs, the Company experienced a loss from operations of $287,678 for the first nine months of fiscal 2008, compared to an operating loss of $135,460 for the same period in fiscal 2007.

During the three months ended October 31, 2008, the Company realized a net loss from operations of $137,320 compared to a gain of $55,609 for the same period in fiscal 2007.

Interest income decreased during nine months ended October 2008 since the Company's average cash balance has decreased in 2008. The Company invests excess cash balance in money market accounts.

During the nine months ended October 31, 2008, the Company's net loss was $256,717 or $0.01 per share compared to a loss of $23,905, or $0.00 per share for the same period in fiscal 2007.

For the three months ended October 31, 2008, the Company experienced a net loss of $137,320 or $0.01 per share compared to a loss of $109,069 or $0.01 per share for the same period in fiscal 2007.

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

DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2008 cash on hand was $40,070 as compared with $157,203 for the same fiscal period in 2007. During the period the Company received $0 in net subscriptions to its preferred B stock.

The Company does not expect any material capital expenditures for the balance of fiscal 2008.

At October 31, 2008, the Company had working capital of ($2,986,310) compared to a working capital of ($2,866,233) at January 31, 2008.

Total assets at October 31, 2008 were $2,454,547 as compared to $2,527,218 at January 31, 2008.

The Company's total stockholders' equity decreased to ($668,219 ) at October 2008 from ($411,502) at January 31, 2008.

Although the existing cash resources are currently expected to provide sufficient funds through the upcoming year, the continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain necessary financing to continue operations.

III. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of October 31, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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


Date: December 12, 2008                  By: /s/ Abel Raskas
                                            ---------------------------------
                                             Abel Raskas
                                             President


Date: December 12, 2008                  By: /s/ Alex Stelmak
                                            ---------------------------------
                                            Alex Stelmak
                                            Chairman of the Board of Directors
                                            and Chief Financial Officer