Form 10KSB/A
period 2008-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2009-01-29
CIK 1119046

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

                                EXPLANATORY NOTE

Advanced Technologies Group, Ltd. on January 29, 2009 is filing this Amendment No. 2 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission as a result of the receipt by the Company of financial information regarding its joint venture investment in FX Direct Dealer, LLC. for fiscal year 2008 subsequent to the issuance of the financial statements for the years ended January 31, 2008 and January 31, 2007.

This new information requires the restatement of the financial statements previously issued. The restatement affects the previously issued consolidated balance sheets, consolidated statements of operations, consolidated statement of cash flows, and the consolidated statement of changes in shareholders equity. A highlight of the changes to specific accounts and earnings (loss) per share calculations is as follows:

                                                   As Reported       As Restated
                                                   -----------       -----------

Net income (loss)                                   $(160,807)       $ (661,489)
Total assets                                        $ 120,160        $2,527,218
Total liabilities                                   $  30,980        $2,938,720
Shareholders' equity                                $  89,180        $ (411,502)

Earnings (loss) per share- basic & fully diluted    $   (0.01)       $    (0.04)

                                  FORM 10-KSB/A
                                JANUARY 31, 2008
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS


FORWARD LOOKING STATEMENTS                                                   4

PART I

     ITEM 1.  Description of Business                                        4
     ITEM 2.  Description of Property                                       15
     ITEM 3.  Legal Proceedings                                             16

PART II

     ITEM 4.  Market for Registrant's Common Equity and Related             16
              Stockholder Matters
     ITEM 5.  Management's Discussion and Analysis of Financial             16
              Condition and Results of Operations
     ITEM 6.  Management's Report on Internal Control Over Financial
              Reporting                                                     19
     ITEM 7.  Financial Statements
     ITEM 8.  Changes in and Disagreements with Accountants                 21
                                                                            21
PART III

     ITEM 9.  Directors, Executive Officers, Promoters and
              Control Persons
     ITEM 10. Executive Compensation                                        21
     ITEM 11. Security Ownership of Certain Beneficial Owners               27
              and Management
     ITEM 12. Certain Relationships and Related Transactions                27
     ITEM 13. Exhibits and Reports on Form 8-K                              27
                                                                            28
Signatures
                                                                            29
Independent Auditor's Report                                               F-1

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

IV. RISK FACTORS

1. LIMITED OPERATING HISTORY AND RECORD OF EARNINGS. The Company has only a limited history of operations. The Company has transferred its principal technology to a joint venture formed with Tradition N.A., a major brokerage and financial company, in exchange for a 25% interest in the joint venture. The joint venture has begun to market the FX3000 software system in 2003. The Company is also developing additional software product aimed at the e-commerce market, although no assurance can be given as to when these additional technologies will result in operating revenues to the Company. For fiscal year 2008, the Company realized a net loss of $661,489 (as compared to a net loss of $618,337 for fiscal 2007). The Company has received no profit sharing revenues since its investment in the joint venture in March 2002.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office is located at 921 Bergen Avenue, Suite 405, Jersey City, NJ 07306; formerly at 32 Broadway, 3rd Floor, New York, NY10004, and its telephone number is 201-680-7142. The Company occupies these premises that consist of shared office suites, pursuant to a year toyear lease which includes an administrative assistant and communication services. The Company currently pays rent of approximately $1,000 per month pursuant to said lease. See Financial Statements, Footnote 13, for more detailed information concerning the Company's obligations under this lease. The premises and contents are fully insured.

At this time, the Company has no policy in terms of investment in real estate nor does it have any investment in real estate. The Company has no immediate plans to invest in real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

A lawsuit in Supreme Court of the State of New York by a former consultant to the Company alleging that he was entitled to receive certain shares of the Company's common stock and for other damages was dismissed by the Court in November 2007.

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

Management's cut its administrative costs, which began during fiscal 2004, stopped during 2008 with total general and administrative expense for fiscal 2008 increasing to $3,627,891 compared to $1,204,362 for last year, an increase of $1,423,529 or more than 300%. The main area of increased cost was salaries and benefits, which increase to $3,160,071 (compared to $319,076 in fiscal
2007). As a result of the loss of software servicing arrangement for the FX3000 software platform, the management's principal focus during the fiscal 2008 was on establishing of a joint venture with the purpose of further developing and marketing of the PromotionStat software platform.

After deducting general and administrative costs, the Company experienced a loss from operations of $3,299,891 for the fiscal 2008, compared to a loss of $692,108 for last year. This represents an increase in the Company's loss of $2,677,783 or approximately 400.00% over that experienced in fiscal 2007. Management attributes this to the accumulation of base salaries of the officers of the Company.

Net loss for fiscal 2008 was $661,489, or $0.04 per share, compared to a loss of $618,337, or $.04 per share for last year. In calculating the loss per share, the Company had to take into account the dividends due the preferred shareholders at January 31, 2008 and January 31, 2007. At January 31, 2008 and January 31, 2007, the preferred dividends were in arrears for $-0- for both years.

II. DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2008 cash on hand was $67,286 as compared with $262,081 at January 31, 2007. During fiscal 2007, the Company issued 101,588 shares of preferred stock and received net proceeds of $287,835. In fiscal years 2007 and 2006, the Company issued 1,271,850 and 1,196,427, respectively, to preferred shareholders in conjunction with the issuances of the preferred stock. In 2007, the Company also issued 1,683,252 "loyalty" warrants to the preferred stock shareholders.

The Company does not expect any material capital expenditures in fiscal year 2008. Although the existing cash resources are currently expected to provide sufficient funds through the upcoming year, the continuation of the Company as a going concern for a period of longer than the upcoming year is dependent upon the ability of the Company to obtain the necessary financing to continue operations.

At January 31, 2008, the Company had working capital of $($2,866,833) compared to working capital of $145,051 at January 31, 2007. Working capital decreased mainly as a result of (i) [salaries due to Company's officers?] (ii) termination of service arrangement between the Company and FXDirectDealer where the Company provided programming service upgrades to the joint venture on the FX3000 including 24 hour help desk services, (iii) reduced cash on hand due to normal fluctuations in the use of cash by the Company, and (iv) discontinued subscriptions to Company's Preferred Stock and substantial increase in legal fees.

Total assets at January 31, 2008 were $2,527,218 as compared to $367,017 at January 31, 2007. [ The principal cause of this increase in total assets at January 31, 2008 was income received in the joint venture of FXDD in accordance with the K-1 statement. No cash distribution was received as of yet.]

The Company's total stockholders' equity decreased to ($411,502) at January 31, 2008 from $249,987 at January 31, 2007. [Stockholders' equity decreased principally because of the accumulated salaries to its officers and loss from operations experienced by the Company.]

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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are filed as a part of this Annual Report. Included are the audited statements of Advanced Technologies Group, Ltd. for the years ending January 31, 2008 and 2007 are submitted herewith on Pages F-1 to F-13.

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
                           of the Company; CEO and Director of Luxury Lounge and its Subsidiaries and Director

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 2008 the Company has been leasing shared office space in New Jersey for $1,000 per month on a year-to-year lease. In the lease the services of an administrative assistant and communication services are included.

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

                                        ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: January 29, 2009                 By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Executive Officer and Director


Dated: January 29, 2009                 By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President and Director


Dated: January 29, 2009                 By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 29, 2009                 By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Director


Dated: January 29, 2009                 By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            Director


Dated: January 29, 2009                 By: /s/ Stan Mashov
                                            ------------------------------------
                                            Stan Mashov
                                            Director

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



/s/ Donahue Associates LLC.
-----------------------------------
Donahue Associates LLC.

January 29, 2009
Monmouth Beach, New Jersey

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2008 and January 31, 2007

                                                                                As Restated
                                                                                    2008                   2007
                                                                                ------------           ------------
ASSETS

Current assets:
  Cash & short term deposits                                                    $     67,287           $    262,081
                                                                                ------------           ------------
      Total current assets                                                      $     67,287           $    262,081

Other assets:
  Fixed assets-net                                                                         0                 51,457
  Investment in FX Direct Dealer                                                   2,407,058                      0
  Security deposit                                                                    45,000                 45,000
  Trademark-net                                                                        7,873                  8,479
                                                                                ------------           ------------

      Total assets                                                              $  2,527,218           $    367,017
                                                                                ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                           $  2,934,120           $    117,030
                                                                                ------------           ------------
      Total current liabilities                                                 $  2,934,120           $    117,030

Shareholder advance                                                                    4,600                      0

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common; 13%
   cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares          $  1,712,601           $  1,712,601
  Series B preferred stock, one share convertible to one share of common; 6%
   cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares           4,384,754              4,384,754
  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,268,104 at January 31, 2008
   and 18,056,673 at January 31, 2007                                                  1,827                  1,806
  Additional paid in capital                                                      32,664,364             32,639,013
  Accumulated deficit                                                            (39,175,048)           (38,488,187)
                                                                                ------------           ------------
      Total shareholders' equity                                                    (411,502)               249,987
                                                                                ------------           ------------

      Total Liabilities & Shareholders' Equity                                  $  2,527,218           $    367,017
                                                                                ============           ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2008 and January 31, 2007

                                                             As Restated
                                                                 2008                   2007
                                                             ------------           ------------
Revenues:
  Revenues from software maintenance                         $    919,000           $  1,306,012
  Software maintenance costs                                     (591,000)              (793,758)
                                                             ------------           ------------
      Net revenues                                           $    328,000           $    512,254

General and administrative expenses:
  Salaries and benefits                                      $  3,160,071           $    319,076
  Promotion & investor relations                                   37,501                108,398
  Consulting                                                        5,594                209,020
  General administration                                          405,646                543,274
  Depreciation                                                     19,079                 24,594
                                                             ------------           ------------
      Total general & administrative expenses                   3,627,891              1,204,362
                                                             ------------           ------------

Net loss from operations                                     $ (3,299,891)          $   (692,108)

Other revenues and expenses:
  Gain on investment in FX Direct Dealer                        2,407,058                      0
  Interest income                                                   1,734                  8,401
  Software consulting                                             100,000                      0
  Sub-lease income                                                129,610                 65,370
                                                             ------------           ------------

Net income (loss) before provision for income taxes          $   (661,489)          $   (618,337)

Provision for income taxes                                              0                      0
                                                             ------------           ------------

Net income (loss)                                            $   (661,489)          $   (618,337)
                                                             ============           ============
Loss per common share:
  Basic & fully diluted                                      $      (0.04)          $      (0.04)

Weighted average of common shares:
  Basic & fully diluted                                        18,085,135             17,646,822

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2008 and January 31, 2007

                                                              As Restated
                                                                 2008                  2007
                                                              -----------           -----------
Operating Activities:
  Net income (loss)                                           $  (661,489)          $  (618,337)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                     606                   606
     Depreciation                                                  19,079                24,594
     Salary expense                                             2,907,740                     0
     Gain on investment in FX Direct Dealer                    (2,407,058)                    0
     Impairment expense                                            32,377                     0
     Consulting expense                                                 0               114,249
  Changes in other operating assets and liabilities:
     Accounts payable                                             (90,650)               22,521
                                                              -----------           -----------
Net cash used by operations                                      (199,395)             (456,367)

Investing Activities:
  Purchase of property & equipment                                      0               (11,962)
                                                              -----------           -----------
Net cash used by investing activities                                   0               (11,962)

Financing Activities:
  Issuance of preferred stock                                           0               287,835
  Advance from shareholder                                          4,600                     0
                                                              -----------           -----------
Net cash provided by financing activities                           4,600               287,835
                                                              -----------           -----------

Net decrease in cash during the year                             (194,795)             (180,494)

Cash balance at February 1st                                      262,081               442,575
                                                              -----------           -----------

Cash balance at January 31st                                  $    67,286           $   262,081
                                                              ===========           ===========

Supplemental disclosures of cash flow information:
  Interest paid during the year                               $         0           $         0
  Income taxes paid during the year                           $         0           $     3,251


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                    From January 31, 2006 to January 31, 2008
                                  (As Restated)

                                  Common      Common     Preferred    Preferred       Paid in      Accumulated
                                  Shares     Par Value    Shares        Value         Capital        Deficit          Total
                                  ------     ---------    ------        -----         -------        -------          -----
Balance at January 31, 2006     17,263,140    $1,727     2,594,186    $6,792,926    $31,275,783    $(37,604,196)    $ 466,240

Preferred stock issued                                     101,588       275,643         12,192                       287,835

Shares issued for services         216,791        22                                    114,227                       114,249

Preferred converted to common      323,738        32      (323,738)     (971,214)       971,182                             0

Stock dividend paid                253,004        25                                    265,629        (265,654)            0

Net loss for the fiscal year                                                                           (618,337)     (618,337)
                                ----------    ------     ---------    ----------    -----------    ------------     ---------

Balance at January 31, 2007     18,056,673    $1,806     2,372,036    $6,097,355    $32,639,013    $(38,488,187)    $ 249,987

Stock dividend paid                211,431        21                                     25,351         (25,372)            0

Net income for the fiscal year                                                                         (661,489)     (661,489)
                                ----------    ------     ---------    ----------    -----------    ------------     ---------

Balance at January 31, 2008     18,268,104    $1,827     2,372,036    $6,097,355    $32,664,364    $(39,175,048)    $(411,502)
                                ==========    ======     =========    ==========    ===========    ============     =========

                   See the notes to the financial statements.

                       Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
           For the Years Ended January 31, 2008 and January 31, 2007
                                 (As Restated)


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

Management's plans with regard to this matter are as follows:

The Company still maintains a 25% equity investment in the FX3000 joint venture with Tradition NA, although the Company has recognized revenues from this investment in fiscal 2008, the Company has received no cash payments from this investment and does not expect to receive cash payments from this investment in the foreseeable future. The Company currently relies upon shareholder advances to fund its operations.

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

                                                  2008              2007
                                               -----------       -----------

Net income (loss)                              $  (661,489)      $  (618,337)

Preferred dividends in arrears                           0                 0
                                               -----------       -----------

Income (loss) available to common
 shares (Numerator)                            $  (661,489)      $  (618,337)
                                               ===========       ===========

Shares outstanding                              18,268,104        18,056,673
                                               ===========       ===========

Weighted average (Denominator)                  18,085,135        17,646,822
                                               ===========       ===========

Loss per common share: basic                   $     (0.04)      $     (0.04)
                                               ===========       ===========

4. FIXED ASSETS AND IMPAIRMENT EXPENSE

The following table is a summary of net fixed assets:

                                   2008              2007
                                ---------         ---------

Lease Improvements              $       0         $  31,004
Furniture & Fixtures                    0            30,174
Equipment                               0           238,382
Accumulated depreciation               (0)         (248,103)
                                ---------         ---------

Fixed assets- net               $      (0)        $  51,457
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

                                                                        Wgtd Avg
                                                         Wgtd Avg       Years to
                                          Amount      Exercise Price    Maturity
                                          ------      --------------    --------

     Outstanding at January 31, 2006     2,898,158          $5            2.56
        Issued                           2,122,092
        Expired                         (1,184,560)
        Exercised                                0
                                        ----------

     Outstanding at January 31, 2007     3,835,690          $5            2.52
        Issued                                   0
        Expired                                  0
        Exercised                                0
                                        ----------

     Outstanding at January 31, 2008     3,835,690          $5            1.52
                                        ==========

6. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                  2008                 2007
                                               -----------          -----------

Net loss before provision for income taxes     $  (661,489)         $  (618,337)
                                               ===========          ===========
Current tax expense:
  Federal                                      $         0          $         0
  State                                                  0                    0
                                               -----------          -----------
  Total                                        $         0          $         0

Less deferred tax benefit:
  Timing differences                            (3,135,104)          (2,566,712)
  Allowance for recoverability                   3,135,104            2,566,712
                                               -----------          -----------
  Provision for income taxes                   $         0          $         0
                                               ===========          ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                           34%                    34%
Statutory state and local income tax                  10%                    10%
Less allowance for tax recoverability                -34%                   -44%
                                               ---------              ---------
Effective rate                                        10%                     0%
                                               =========              =========

Deferred income taxes are comprised of the following:

Timing differences                             $ 3,135,104          $ 2,566,712
Allowance for recoverability                    (3,135,104)          (2,566,712)
                                               -----------          -----------
Deferred tax benefit                           $         0          $         0
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

11. COMMITMENTS AND CONTINGENCIES

The Company is committed to a non-cancelable lease for office space in New York City, expiring in 2012. Future minimum lease payments required under this lease is as follows:

                     2008                     $ 131,306
                     2009                       135,245
                     2010                       139,302
                     2011                       143,481
                     2012                        24,448
                Less sub lease                 (386,610)
                                              ---------

             Total                            $ 187,171
                                              =========

The Company has deposited $45,000 as a security deposit on the office space described above. The deposit is non-interest bearing and is due at the termination of the lease.

In August 2006, the Company entered into a sub-leasing agreement with a company for the bulk of its office space in New York City. The sub-lease expires in 2012.

The firm has executed employment contracts with the president and vice president of the Company since April 2002. Under the terms of the contracts, the two officers are to be paid $250,000 per year each, retroactive to April 2002, in the event the Company receives profit distributions from its 25% investment in FX Direct Dealer, LLC. Accordingly, the management has accrued a contingent liability of $2,907,740 in the consolidated balance sheets at January 31, 2008.