Form 10-K
period 2009-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2009-05-18
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2009

                        ADVANCED TECHNOLOGIES GROUP, LTD.
             (Exact name of registrant as specified in its charter)

        Nevada                       0-30987                    80-0987213
(State of Incorporation)          (Commission                (I.R.S. Employer
                                  File Number)            Identification Number)

331 Newman Springs Road, Suite 143, Red Bank, NJ                   07701
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* [ ] Yes [ ] No

----------
* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's Common Stock, ("Common Stock") held by non-affiliates of the Company was $726,137 as at July 31, 2008.

There were 18,268,104 outstanding shares of Common Stock as of January 31, 2009.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                       DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

                                    FORM 10-K
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS

                                     PART I

Forward Looking Statements                                                     3

Item 1.   Business                                                             3
Item 1A.  Risk Factors                                                        10
Item 1B.  Unresolved Staff Comments                                           13
Item 2.   Properties                                                          13
Item 3.   Legal Proceedings                                                   14
Item 4.   Submission of Matters to a Vote of Security Holders                 14

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  14
Item 6.   Selected Financial Data                                             15
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                           16
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          17
Item 8.   Financial Statements and Supplementary Data                         17
Item 9.   Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           18
Item 9A.  Controls and Procedures                                             18
Item 9B.  Other Information                                                   19

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance              19
Item 11.  Executive Compensation                                              23
Item 12.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    25
Item 13.  Certain Relationships and Related Transactions, and Director
           Independence                                                       25
Item 14.  Principal Accounting Fees and Services                              25

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules                          26

Signatures                                                                    27

                           FORWARD LOOKING STATEMENTS

     Some of the information contained in this Annual Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Unless otherwise required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, those set forth under the heading "Risk Factors" in this Annual Report.

ITEM 1. BUSINESS

CORPORATE HISTORY

FXDIRECT

     Advanced Technologies Group, Ltd. (the "Company," "ATG," "we," "us" or "our") was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 currency trading software platform. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders.

     In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC ("FX Direct") a joint venture company that markets the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. The remaining 75% of the joint venture was owned by Tradition, N.A., a subsidiary of Compagnie Financiere Tradition, a major Swiss-based financial company. On December 29, 2006 Tradition NA sold 80% of its 75% membership interest in the joint venture to the Chairman of the Board of Directors of Tradition NA, who is now the primary beneficiary. Tradition NA retained a 15% membership interest.

     On January 26, 2009, the Company entered into a purchase and sale agreement effective as of December 31, 2008 (the "Purchase Agreement"), by and among the Company, FX Direct as purchaser (the "Purchaser"), MaxQ Investments, LLC ("MaxQ") which is the majority member of the Purchaser and Tradition N.A. ("Tradition"), the remaining member of the Purchaser, pursuant to which the

Company agreed to sell (the "Sale") its approximate 25% membership interest (the "Membership Interest") in FX Direct to FX Direct. On March 17, 2009, the Company completed the Sale of the Membership Interest to FX Direct.

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Loan Agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The Company previously received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

     The Company intends to retain the proceeds of the Sale for general working capital purposes and to engage in new business opportunities.

PROMOTIONSTAT

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

     To date, limited revenues ($0 in fiscal 2009 compared to $919,000 in fiscal
2008) have been generated from the Company's continuous software development and maintenance of FX Direct Dealer platform (prior to the Sale) and no revenues have resulted from the PromotionStat e-commerce software platform. Neither the Company nor its predecessor has been involved in a bankruptcy, receivership or similar proceeding.

DESCRIPTION OF BUSINESS

GENERAL

     The Company's business centers around the development and/or acquisition of new technologies that in management's opinion provide a novel or significantly improved methodology to solve existing problems, meet current demands among business and which have the potential for commercialization. Initially, management elected to concentrate on technologies within the developing e-commerce marketplace.

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

     Under the joint venture agreement, the Company assigned all of the FX3000 technology to the new joint venture company with Tradition NA, which assumed all administrative, funding and marketing responsibilities of commercializing the FX3000 system. The Company's Membership Interest was sold in January 2009.

ADDITIONAL TECHNOLOGIES UNDER DEVELOPMENT

     Through the acquisition of Luxury, the Company acquired several new technologies related to the e-commerce markets which management believes offer an exceptional commercial opportunity to the Company. Principal among these new technologies are "PromotionStat" and "Promote4Free". Both of these technologies have been designed to meet the most basic problems that have resulted in the loss of confidence in Internet-based advertising of products and services to consumers. Given the widespread agreement that Internet marketing is, and will continue to be, a mainstay of how consumers will purchase goods and services in the future, management believes that a critical need exists and will continue to grow for methods to improve the success and viability of Internet-based advertising.

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

PROMOTIONSTAT

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

PROMOTE4FREE

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

CYBER-FENCE SYSTEM

     Another major new technology under development by ATG, is the Company's Cyber-Fence Internet Crime Tracking and Tracing Platform. It is an unfortunate reality, as was highlighted by the tragic events of September 11, 2001, that world-wide terrorism has become a highly sophisticated network that utilizes the great advantages of the Internet to secure previously unavailable levels of information for potentially destructive purposes. There are a great number of sites on the Internet that contain information about products and technologies of "double purpose". Unfortunately, today there is no centralized system of monitoring the use of special on-line information to provide a means to detect and project a potential threat.

     Present systems of traffic analysis (e.g. Webtrands.com or DoubleClick.com) cannot ensure the required functionality that is necessary for a system to analyze and project the possible illegal or destructive use of information accessible over the Internet. What was once the province of scientist is now readily accessible by anyone with a computer. Through the Internet virtually anyone can access information about weapons (including biological, chemical and nuclear in addition to conventional armament) and their manufacture and use. It is a sad reality that what is arguably the greatest innovation of this Millennium may also pose the greatest danger to the safety of humanity as a whole.

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

     The Cyber-Fence System is an original software program that monitors data flow use in designated methods capable of analyzing and projecting the possible use of information. In contrast to present systems of Web-sites traffic analysis the Cyber-Fence System aims at controlling not statistics of traffic sites but, rather, Web visitors (or a group of visitors) and their interest in special information. This means that the System checks not sites, but visitors, with the ability to forecast and inform about "a critical situation" while it is still in its formative stages.

Although still in its development stage, management believes that, based upon its evaluation of similar existing technologies now being developed, the Cyber-Fence System offers an unparalleled potential for both commercial development and for governmental and security uses.

NEW VENTURES

     In addition to the development and marketing of our PromotionStat and Cyber-Fence software platforms, the Company intends to seek to acquire and/or develop other new technologies and other business opportunities. In this regard, management is reviewing the possibility of entering into the aircraft recovery and used aircraft parts business. Preliminary research by management has shown the existence of a substantial shortage of used aircraft parts and that healthy profit margins can be made with respect to that environmentally friendly business. Management will also consider investing in commercial real estate ventures.

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

EMPLOYEES

     As of January 31, 2009, we had two employees.

SEC REPORTS

     We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC's website at www.sec.gov. These reports are also available to be read and copied at the SEC's public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

ITEM 1A -  RISK FACTORS

     The following factors, in addition to other information contained on incorporated by reference in this Form 10-K, should be considered carefully. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only risks facing our company. Additional risks and uncertainties that we are not aware of or that we currently believe are immaterial may also adversely affect our business, financial condition, results of operation and liquidity. The trading price of our shares of Common Stock could decline due to any of these risks, and you may lose all or part of your investment.

THE COMPANY HAS A LIMITED HISTORY OF OPERATIONS ON WHICH TO JUDGE ITS FUTURE PERFORMANCE.

     The Company has only a limited history of operations. In 2002, the Company transferred its principal technology to FX Direct in exchange for a 25% interest in this joint venture, which interest was sold in January 2009. The Company is also developing additional software products aimed at the e-commerce market, although no assurance can be given as to when these additional technologies will result in operating revenues to the Company. As a development stage enterprise, the Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships.

IF FX DIRECT IS UNABLE TO PAY ITS SUBORDINATED NOTE TO THE COMPANY, IT WILL HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION.

     $17 million of the purchase price for the Company's interest in FX Direct is represented by a subordinated note from FX Direct that is payable in 36 monthly installments. In the event FX Direct is adversely affected by future economic conditions relating to its foreign currency dealing business, or in the event FX Directs should become bankrupt, the Company may only receive a pro rata share of the amounts due it. In the event of an FX Direct bankruptcy, the Company's claims would be subordinate to the claims of the general creditors of FX Direct.

THE COMPANY IS LARGELY DEPENDENT ON ITS MANAGEMENT.

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

MANAGEMENT MAY NOT BE ABLE TO CONTROL THE COMPANY'S COSTS AND EXPENSES.

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

THE COMPANY MAY BE ADVERSELY AFFECTED BY REGULATORY CHANGES.

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

THE COMPANY MAY NOT BE ABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS.

     The Company's success will depend in significant part on certain methodologies it plans to utilize in connection with the commercial applications for its newly acquired technology and on proprietary intellectual property rights it has and may in the future develop. The Company plans to rely on a combination of nondisclosure and other contractual arrangements and trade secrets, copyright, patent and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company may licenses intellectual property. The Company also plans to enter into confidentiality agreements with its employees and consultants and limits access to, and distribution of, proprietary information. There can be no assurance that the steps planned by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

THE COMPANY'S SOFTWARE PRODUCTS WILL REQUIRE ONGOING MAINTENANCE AND UPGRADING.

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

THE SUCCESS OF THE COMPANY'S SOFTWARE PRODUCTS IS DEPENDENT UPON THE INCREASED ACCEPTANCE AND USE OF THE INTERNET.

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

THE COMPANY'S PRODUCTS ARE SUBJECT TO A RISK OF TECHNOLOGICAL OBSOLESCENCE.

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

THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS ON ITS COMMON STOCK.

     The Company has not paid any dividends on its Common Stock nor, by reason of its contemplated financial requirements, does it anticipate paying any dividends upon its Common Stock in the foreseeable future.

A LOW MARKET PRICE MAY SEVERELY LIMIT THE POTENTIAL MARKET FOR OUR COMMON STOCK.

     Our Common Stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

THE MARKET PRICE OF YOUR SHARES WILL BE VOLATILE.

     The stock market price of technology companies like the Company has been volatile. Securities markets may experience price and volume volatility. The market price of our stock may experience wide fluctuations that could be unrelated to our financial and operating results. Such volatility or fluctuations could adversely affect your ability to sell your shares and the value you might receive for those shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

     Since August 2008, the Company's office has been located at 331 Newman Springs Road, Suite 143, Red Bank, NJ, and its telephone number is 732-784-2801. The Company occupies these premises that consist of shared office suites on a month to month basis at a cost of approximately $400 (depending upon our level of usage of the services provided by the facility operator).

ITEM 3. LEGAL PROCEEDINGS

SEC INVESTIGATION

     In April 2009, the Company received notice of an investigation of the Company being conducted by the staff of the Securities and Exchange Commission related to possible violations of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. We are cooperating with the investigation.

     There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 31, 2009, the Board of Directors and certain of their affiliates who together own an aggregate of 11,006,730 shares of Common Stock, representing 60% of the outstanding Common Stock executed a written consent approving the Sale of the Company's Membership Interest in FXDirect.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded in the over-the-counter market and quoted on the OTC-Bulletin Board under the symbol "AVGG." The trading for the Common Stock has been sporadic and the market for the Common Stock cannot be classified as an established trading market.

     The following table sets out the high and low bid information for the Common Stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

       Calendar Period           High Bid(1)          Low Bid(1)
       ---------------           -----------          ----------

       2007
       Second Quarter              $0.80                $0.21
       Third Quarter                0.50                 0.16
       Fourth Quarter               0.26                 0.10

       2008
       First Quarter                0.12                 0.06
       Second Quarter               0.13                 0.09
       Third Quarter                0.13                 0.10
       Fourth Quarter               0.10                 0.01

       2009
       First Quarter                0.13                 0.02

----------

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

(b)  As of February 4, 2009, there were 431 holders of record of the Common
     Stock.

(c) There have been no cash dividends declared to date on the Common Stock and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

ITEM 6.  SELECTED FINANCIAL DATA

     Our selected consolidated financial data presented below for each of the years in the two-year period ended January 31, 2009, and the balance sheet data at January 31, 2009 and 2008 have been derived from consolidated financial statements, which have been audited by Donahue Associates, L.L.C. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended January 31, 2009, and Notes thereto, which are included elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA:

                                                                    Year ended January 31
                                                             -----------------------------------
                                                                 2009                   2008
                                                             ------------           ------------
Revenues                                                     $          0           $    919,000
Software Maintenance Costs                                   $          0           $   (591,000)
                                                             ------------           ------------
      Net Revenues                                           $          0           $    328,000

General and administrative expenses                          $   (823,488)          $ (3,299,891)
                                                             ------------           ------------

Net loss from operations                                     $   (823,488)          $ (3,299,891)

Other revenues and expenses                                  $ 23,883,356           $  2,638,402
                                                             ------------           ------------

Net income (loss) before provision for income taxes          $ 23,059,868           $   (661,489)

Provision for income taxes                                   $ (6,442,239)                     0
                                                             ------------           ------------

Net income (loss)                                            $ 16,617,629           $   (661,489)

Net income (loss) per common share:
  Basic                                                      $       0.91           $      (0.04)
  Fully diluted                                              $       0.80           $      (0.04)
                                                             ------------           ------------
Weighted average number of shares outstanding:
  Basic                                                        18,268,104             18,085,135
  Fully diluted                                                20,640,140             18,085,135
                                                             ------------           ------------

Balance Sheet Data                                                      As at January 31,
                                                             -----------------------------------
                                                                 2009                   2008
                                                             ------------           ------------
Total assets                                                 $ 26,147,336           $  2,527,218
Total liabilities                                            $  9,941,209           $  2,938,720
                                                             ------------           ------------

Stockholders' equity (deficit)                               $ 16,206,127           $   (411,502)
                                                             ------------           ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

BACKGROUND

     The Company was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 currency trading software platform. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders.

     In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC ("FX Direct") a joint venture company that markets the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. On January 26, 2009, the Company entered into a purchase and sale agreement effective as of December 31, 2008 (the "Purchase Agreement"), pursuant to which the Company agreed to sell (the "Sale") its approximate 25% membership interest (the "Membership Interest") in FX Direct to FX Direct. On March 17, 2009, the Company completed the Sale of the Membership Interest to FX Direct.

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement").

     In addition to the development and marketing of our PromotionStat and Cyber-Fence software platforms, the Company intends to seek to acquire and/or develop other new technologies and other business opportunities. In this regard, management is reviewing the possibility of entering into the aircraft recovery and used aircraft parts business. Preliminary research by management has shown the existence of a substantial shortage of used aircraft parts and that healthy profit margins can be made with respect to that environmentally friendly business. Management will also consider investing in commercial real estate ventures.

RESULTS OF OPERATIONS

     Total revenues from software maintenance for the fiscal year 2009 were $0 as compared to $919,000 for the fiscal year 2008, as the Company's software servicing and maintenance services for FX Direct were terminated in fiscal 2008. Total revenues in fiscal 2008 consisted of $ 919,000 in revenues realized from the FX 3000 joint venture and $-0- from the on-line use of the PromotionStat software. After costs of revenues of $0 in fiscal 2009 and $591,000 in fiscal 2008, the Company realized net revenues of $0 in fiscal 2009 and $328,000 for fiscal 2008.

     General and administrative expenses in fiscal 2009 decreased to $832,488 as compared to $3,627,891 in fiscal 2008, primarily as a result of a decrease in salaries and benefits in connection with the termination of the Company's software servicing and maintenance operations for FX Direct.

     The Company experienced a loss from operations of $823,488 in fiscal 2009 as compared to $3,299,891 in 2008.

     Other revenues and expenses in fiscal 2009 included a gain on the sale of the Company's investment in FX Direct of $23,597,942. Other revenues and expenses in fiscal 2008 included a gain on the Company's investment in FX Direct of $2,407,058.

     The Company recorded a provision for income taxes of $6,442,239 on fiscal 2009 relating to the gain on sale of its investment in FX Direct as compared to no provision in fiscal 2008.

     As a result of the foregoing, the Company had net income of $16,617,629 in fiscal 2009 as compared to a net loss of ($661,489) in fiscal 2008.

FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2009 cash on hand was $134,918 as compared with $67,287 at January 31, 2008.

     On March 17, 2009, the Company completed the Sale of its Membership Interest to FX Direct. The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Loan Agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The Company also received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

     The Company intends to retain the proceeds of the Sale for general working capital purposes and to engage in new business opportunities. The Company believes that the proceeds of the sale of its interest in FX Direct will be sufficient to fund its operations during fiscal 2010.

     The Company's total stockholders' equity increased to $16,206,172 at January 31, 2009 from ($411,502) at January 31, 2008 as a result of the gain associated with sale of the Company's interest in FX Direct.

     The Company issued a stock dividend of 211,431 shares of Common Stock to the holders of the preferred stock in fiscal 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At January 31, 2009, the Company had no outstanding borrowings under loan facilities.

ITEM 8. FINANCIAL STATEMENTS

     See F Pages

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended January 31, 2009.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance

(b)  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal Control over financial reporting, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

(c)  CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(d)  OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of January 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth as of the date hereof, with respect to each of the Company's directors and executive officers their position and their ages:

   Name             Age                             Position
   ----             ---                             --------

Alex Stelmak        60        Chief Executive Officer, Chairman of the Board and
                              Chief Financial Officer

Stan Mashov         40        Vice President, Chief Technology Officer and
                              Director

Dr. Abel Raskas     68        President, Senior Marketing Director and Director


     The following is a brief summary of the Directors and Officers including their business experiences for the past five years.

ALEX J. STELMAK, CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     Mr. Stelmak has been Chief Executive Officer, Chairman of the Board and Chief Financial Officer of the Company since 2001 and was a founder of the Company's subsidiary FX3000, Inc. He has over twenty years of experience in operation and management, building highly successful financial services firms. Mr. Stelmak has served as President of Commonwealth Capital Group, Ltd., a financial advisory and investment-banking firm that has been engaged as a consultant to the Company. From 1996 to 1998, he served as the President of Oxford Holdings - a Registered Commodities Broker/Dealer principally engaged in providing managed currency-trading programs for Institutional and private clients. Prior to 1996 Mr. Stelmak also served as a stockbroker with BDS Securities, Greenway Capital and US Securities, Inc. He holds a Series 7 and 63 licenses from the National Association of Securities Dealers. Mr. Stelmak holds a BS degree in Business Administration with a major in accounting. He also holds the U.S. Equivalent of Master Degree in Economics.

STAN MASHOV, VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER

     Mr. Mashov has been Vice President, Chief Technology Officer and a Director of the Company since 2001 and was a founder of the Company's subsidiary FX3000, Inc. He has also served in the same capacity for Oxford since its formation in September 1997. Mr. Mashov has been mainly responsible for the design, development and implementation of the FX3000 on-line currency trading software platform. Mr. Mashov has been employed by FX Direct since 2006. Prior to joining the Company, Mr. Mashov served as Chief Analyst and Currency Trader for Oxford Holdings, a company principally engaged in providing managed currency trading programs for individual investors. Mr. Mashov received his Degree in Accounting from Berkeley College.

DR. ABEL RASKAS, PRESIDENT/SENIOR MARKETING DIRECTOR

     Dr. Raskas has been President, Senior Marketing Director and a Director of the Company since 2001. He is also Founder and President of Luxury Lounge, Inc.
- an Internet wholesaler and retailer of luxury and premium quality goods and services which is a subsidiary of the Company. Prior to establishing Luxury Lounge, Inc. Dr Raskas served as Vice President of Trimol Group, Ltd., a Publicly Held company engaged in the business of producing specialized documents through patented software. As a Principal of Trimol Group, Ltd, Dr. Raskas was instrumental in bringing the Company to the Public Market. Prior to joining Trimol, from 1991 to 1998, he was a Principal and Vice President of Ocean Bridge International, Ltd., a company principally engaged in commercial finance and International trade with Eastern European countries. From 1980 to 1986 Dr. Raskas was the Founder and Principal of ABDATA Independence, Inc., a computer service bureau that was acquired in 1986 by Sandata Corp. Following the sale of ABDATA, Dr. Raskas remained a director of Marketing for Sandata Corp. until 1991. During this same period Dr. Raskas managed a data processing school and was one of the founders of CAIS Systems, a computer advertising information system. From 1966 through 1979 Dr. Raskas was an independent consultant in the design and implementation of management information systems ("MIS") to different industries. Dr. Raskas holds the equivalent of a Doctorate Degree in business management and computer science from St. Petersburg University (received in 1973). He has authored 20 articles and one book all in the field of business management and computer science.

BOARD OF DIRECTORS

     Our Board of Directors consists of three members. Directors serve until the next annual meeting of stockholders and until their successors are qualified and elected. The officers serve at the will of the Board of Directors. There are no family relationships among the officers and directors of the Company. There are at present no committees of the Board of Directors.

     There are no agreements that a director will resign at the request of another person and the above named Directors are not acting on behalf of nor will act on behalf of another person.

CODE OF ETHICS

     Due to the limited nature of the company's operations and the limited number of employees, the Company has not adopted a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2009 all such filing requirements were complied with in a timely manner by all Directors and executive officers

BOARD OF ADVISORS

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

VLAD STELMAK, SPECIAL ADVISOR TO THE BOARD OF DIRECTORS FOR RECYCLING INDUSTRY

     Mr. Stelmak is a Founder and COO of Anything IT Inc, a New Jersey Based IT Asset Management and Disposition Company. He is responsible for the management of global remarketing of both Federal Agency and Fortune 1000 IT assets. Mr. Stelmak instituted best practices in performing IT asset audits/inventory with necessary data capture to ensure highest return on resale value. He has experience in the oversight of all fair market valuations of IT assets and the development with ongoing support of AIT's proprietary fair market valuation index. Mr. Stelmak is responsible for the day-to-day operations of the Global Remarketing sales staff. He supervises the ongoing development and negotiation of new channels of product remarketing/resale. He is responsible for locating certified EPA/DEP Recycling partners, both domestic and international. Mr. Stelmak is in charge of oversight of partner and sub-contractor compliance with AIT standards as well as continued audits of partner practices. He is a graduate of New York University with a BS in Marketing & International Business. Mr. Vlad Stelmak is the son of Mr. Alex Stelmak, the Company's Chief Executive Officer.

AVRAHAM COHEN, SPECIAL TECHNOLOGY ADVISOR

     Mr. Cohen is the founder and president of Vertex Product Development Inc. which is a product design and engineering consultancy firm. Mr. Cohen serves as the Company's President since the Company's inception in 1998. Mr. Cohen received a bachelor's degree in Industrial Design (B.Sc.T.E.) from Tel Aviv University and masters degree from Pratt Institute (M.I.D.). Vertex Product Development has an extensive portfolio of products which were designed and engineered for the medical, entertainment, and high-tech industries and are in the market place and performing successfully. One of the most challenging products which was designed/engineered from the ground up by Mr. Cohen is the WaveEtch 456-G2 silicon wafers processing fabrication machine currently in use by Infineon Technologies ( NYSE : IFX ) and EMCORE Corporation (NASDAQ: EMKR).

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer and our one other officer who earned in excess of $100,000 per annum for services rendered to us during the fiscal years ended January 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                      Non-Equity   Nonqualified
                                                                      Incentive     Deferred       All
 Name and                                                               Plan         Compen-      Other
 Principal                                      Stock       Option     Compen-       sation       Compen-
 Position         Year      Salary     Bonus    Awards      Awards     sation       Earnings      sation(2)  Total
------------      ----      ------     -----    ------      ------     ------       --------      ------     -----

Alex              2009     $250,000   $75,000     --          --         --            --        $60,000    $385,000
Stelmak, CEO(1)   2008      250,000    75,000     --          --         --            --         60,000     385,000

Dr. Abel
Raskas,           2009     $250,000   $75,000     --          --         --            --        $60,000    $385,000
President(1)      2008      250,000    75,000     --          --         --            --         60,000     385,000

----------
(1) Does not include amounts recognized in fiscal 2008 as a salary expense for the named executive officers on account of prior fiscal years in accordance with their employment agreements. See "Employment Contracts" and Note 10 to the Consolidated Financial Statements.
(2) Includes amounts payable for health insurance, home office expenses and transportation costs.

COMPENSATION PURSUANT TO PLANS

     The Company does not have any pension or profit sharing plans.

COMPENSATION TO DIRECTORS

     All of our directors are also officers who do not receive separate compensation for serving as directors.

EMPLOYMENT CONTRACTS

     The Company has three-year employment contracts with Mr. Stelmak and Dr. Raskas that were renewed in 2008. Under the terms of the contracts, the two officers are to be paid $250,000 per year each, retroactive to April 2002, in the event the Company receives profit distributions from its 25% investment in FX Direct. In fiscal year 2008, the Company's investment in FX Direct became profitable and as a result, the Company recognized a salary expense in fiscal year 2008 of $3,160,071.

     The officers may also receive a discretionary bonus of up to 30% of their base salary per year based upon the Company's assessment of the Employee's performance over the previous year and available funds. In the event the agreements are terminated other than for cause, the officers are entitled to receive a payment equal to three times their base salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 31, 2009 the Common Stock ownership of each person and /or group known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                                       Number of
        Name                        Shares Owned (1)        Percent Owned
        ----                        ----------------        -------------

     Alex Stelmak
     32 Broadway, 3rd Floor
     New York, NY 10004                4,389,476               24.31%

     Stan Mashov
     32 Broadway, 3rd Floor
     New York, NY 10004                  827,778                4.58%

     Dr. Abel Raskas
     32 Broadway, 3rd Floor
     New York, NY 10004                4,389,476               24.31%

     Officers & Directors
      as a Group (3 Persons)           9,606,730                53.2%

----------
(1) Based upon 18,268,104 issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal year 2009 and 2008 the Company has been leasing shared office space in New Jersey for $1,000 per month on a year-to-year lease. In the lease the services of an administrative assistant and communication services are included.

     During fiscal years 2009 and 2008, the Company paid a consulting firm that is owned by the chief executive officer, $0 and $29,488, respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the audit fees we were billed by Donohue Associates, L.L.C. for fiscal 2009 and 2008:

                                 2009           2008
                                 ----           ----

     Audit fees                 $4,750         $4,750

     Audit fees were for the audit of our annual financial statements, review of financial statements included in our 10-Q quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

     As part of its duties, our Board pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors' independence. Our Board does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

                                    PART IV

ITEM 15. EXHIBITS

(a)  Financial Statements

See "Index to Consolidated Financial Statements" set forth on page 28.

(b)  Exhibits

            Incorp by
Exhibit      Ref. to
Number         Exh.                            Description
------         ----                            -----------

 3.1          3.1(1)     Articles of Incorporation of the Registrant, as amended

 3.2          3.2(1)     By-laws of the Registrant

10.1          3.3(2)     Amendment to and Plan of Reorganization

10.2         10.1(3)     FX Direct Purchase and Sale Agreement

10.3             (4)     Cash Subordinated Loan Agreement

10.4            *        Employment Agreement for Alex Stelmak+

10.5            *        Employment Agreement for Dr. Abel Raskas+

31.1            *        Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Executive Officer

31.2            *        Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Financial Officer

32.1            *        Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Executive Officer and Chief Financial Officer

----------
*    Filed herewith
+    Employee Compensation Agreement
(1)  Registrant's Registration Statement on Form 10-KSB File No. 000-30987
(2)  Registrant's Current Report on Form 8-K filed on January 22, 2001
(3)  Registrant's Current Report on Form 8-K filed on January 30, 2009
(4)  Included as Exhibit C to Exhibit 10.2

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: May 15, 2009                     By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Executive Officer and Director


Dated: May 15, 2009                     By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President and Director


Dated: May 15, 2009                     By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 15, 2009                     By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Director


Dated: May 15, 2009                     By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            Director


Dated: May 15, 2009                     By: /s/ Stan Mashov
                                            ------------------------------------
                                            Stan Mashov
                                            Director

               ADVANCED TECHNOLOGIES GROUP, LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets as of January 31, 2009 and January 31, 2008      F-2

Consolidated Statements of Operations for the years ended January 31, 2009
and January 31, 2008                                                         F-3

Consolidated Statements of Cash Flows for the years ended January 31, 2009
and January 31, 2008                                                         F-4

Consolidated Statements of Stockholders' Equity for the years ended
January 31, 2009 and January 31, 2008                                        F-5

Notes to Consolidated Financial Statements                                   F-6

DONAHUE ASSOCIATES, L.L.C.
27 BEACH ROAD, SUITE CO5-A
MONMOUTH BEACH, NJ. 07750
PHONE: (732) 229-7723


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Technologies Group, Ltd.

We have completed the audits of the consolidated financial statements of Advanced Technologies Group, Ltd. (the "Company") and its internal control over financial reporting as of January 31, 2009 and January 31, 2008 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Advanced Technologies Group, Ltd. (the "Company") at January 31, 2009 and January 31, 2008, and the results of its operations, cash flows, and changes in shareholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



/s/ Donahue Associates, LLC.
-------------------------------------
Donahue Associates, LLC.
April 30, 2009
Monmouth Beach, NJ

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2009 and January 31, 2008

                                                                                                    As Restated
                                                                              31-Jan-09              31-Jan-08
                                                                             ------------           ------------
ASSETS

Current assets:
  Cash & short term deposits                                                 $    134,918           $     67,287
  Account receivable                                                            9,000,000                      0
  Subordinated note receivable                                                  5,194,444                      0
                                                                             ------------           ------------
      Total current assets                                                     14,329,362                 67,287

Other assets:
  Subordinated note receivable                                                 11,805,556                      0
  Investment in FX Direct Dealer                                                    5,000              2,407,058
  Trademark- net                                                                    7,418                  7,873
  Security deposit                                                                      0                 45,000
                                                                             ------------           ------------
    Total assets                                                             $ 26,147,336           $  2,527,218
                                                                             ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                        $  3,450,547           $  2,934,120
  Income taxes payable                                                          1,379,104                      0
                                                                             ------------           ------------
      Total current liabilities                                                 4,829,651              2,934,120

  Deferred income taxes payable                                                 5,063,135                      0
  Shareholder advance payable                                                      48,423                  4,600
                                                                             ------------           ------------
      Total liabilities                                                      $  9,941,209           $  2,938,720

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares       $  1,712,601           $  1,712,601
  Series B preferred stock, one share convertible to one share of common;
   6% cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares        4,384,754              4,384,754
  Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,268,104 at January 31, 2009
   and January 31, 2008                                                             1,827                  1,827
  Additional paid in capital                                                   32,664,364             32,664,364
  Accumulated deficit                                                         (22,557,419)           (39,175,048)
                                                                             ------------           ------------
      Total shareholders' equity (deficit)                                     16,206,127               (411,502)
                                                                             ------------           ------------
      Total Liabilities & Shareholders' Equity                               $ 26,147,336           $  2,527,218
                                                                             ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2009 and January 31, 2008

                                                                                    As Restated
                                                              31-Jan-09              31-Jan-08
                                                             ------------           ------------
Revenues:
  Revenues from software maintenance                         $          0           $    919,000
  Software maintenance costs                                            0               (591,000)
                                                             ------------           ------------
      Net revenues                                                      0                328,000

General and administrative expenses:
  Salaries and benefits                                           515,398              3,160,071
  Promotion & investor relations                                   17,690                 37,501
  Consulting                                                       12,823                  5,594
  General administration                                          277,577                405,646
  Depreciation                                                          0                 19,079
                                                             ------------           ------------
      Total general & administrative expenses                     823,488              3,627,891
                                                             ------------           ------------

Net loss from operations                                         (823,488)            (3,299,891)

Other revenues and expenses:
  Gain on investment in FX Direct Dealer                                0              2,407,058
  Gain on sale of investment in FX Direct Dealer               23,597,942                      0
  Interest income                                                      71                  1,734
  Software consulting                                             254,451                100,000
  Sub-lease income                                                 30,892                129,610
                                                             ------------           ------------

Net income (loss) before provision for income taxes            23,059,868               (661,489)

Provision for income taxes                                     (6,442,239)                     0
                                                             ------------           ------------

Net income (loss)                                            $ 16,617,629           $   (661,489)
                                                             ============           ============
Net income (loss) per common share:
  Basic                                                      $       0.91           $      (0.04)
  Fully diluted                                              $       0.80           $      (0.04)

Weighted average of common shares outstanding:
  Basic                                                        18,268,104             18,085,135
  Fully diluted                                                20,640,140             18,085,135


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2009 and January 31, 2008

                                                                                      As Restated
                                                                31-Jan-09              31-Jan-08
                                                               ------------           ------------
Operating Activities:
  Net income (loss)                                            $ 16,617,629           $   (661,489)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Gain on sale of investment in FX Direct Dealer             (23,597,942)                     0
     Amortization                                                       455                    606
     Depreciation                                                         0                 19,080
     Salary expense                                                 515,398              2,907,740
     Gain on investment in FX Direct Dealer                               0             (2,407,058)
     Impairment expense                                                   0                 32,377
     Rent expense                                                    45,000                      0
  Changes in other operating assets and liabilities :
     Accounts payable                                                 1,029                (90,650)
     Income taxes payable                                         1,379,104                      0
     Deferred income taxes payable                                5,063,135                      0
                                                               ------------           ------------
Net cash provided (used by) operations                               23,808               (199,394)

Financing Activities:
  Advances from shareholders                                         43,823                  4,600
                                                               ------------           ------------
Net cash provided by financing activities                            43,823                  4,600
                                                               ------------           ------------

Net increase (decrease) in cash during the year                      67,631               (194,794)

Cash balance at February 1st                                         67,287                262,081
                                                               ------------           ------------

Cash balance at January 31st                                   $    134,918           $     67,287
                                                               ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the year                                $          0           $          0
  Income taxes paid during the year                            $          0           $          0


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                    From January 31, 2007 to January 31, 2009

                                    Common      Common     Preferred    Preferred       Paid in       Accumulated
                                    Shares     Par Value     Shares       Value         Capital         Deficit          Total
                                    ------     ---------     ------       -----         -------         -------          -----
Balance at January 31, 2007       18,056,673    $1,806     2,372,036    $6,097,355   $ 32,639,013    $(38,488,187)    $   249,987

Stock dividend paid                  211,431        21                                     25,351         (25,372)              0

Net loss for the fiscal year                                                                             (661,489)       (661,489)
                                  ----------    ------     ---------    ----------   ------------    ------------     -----------

Balance at January 31, 2008 -
 As Restated                      18,268,104    $1,827     2,372,036    $6,097,355   $ 32,664,364    $(39,175,048)    $  (411,502)

Net income for the fiscal year                                                                         16,617,629      16,617,629
                                  ----------    ------     ---------    ----------   ------------    ------------     -----------

Balance at January 31, 2009       18,268,104    $1,827     2,372,036    $6,097,355   $ 32,664,364    $(22,557,419)    $16,206,127
                                  ==========    ======     =========    ==========   ============    ============     ===========


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Years Ended January 31, 2009 and January 31, 2008


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc., a Delaware corporation, which owned the rights to the FX3000 currency trading software platform. The FX3000 software program is a financial real time quote and money management platform used by independent foreign currency traders.

In March 2002, the Company sold the FX3000 software program, for a 25% interest in a joint venture with Tradition NA, a subsidiary of Compagnie Financiere Tradition, a publicly held Swiss corporation. The Company and Tradition formed FX Direct Dealer LLC, a Delaware company that marketed the FX3000 software to independent foreign currency traders.

In January 2009, the Company sold its 25% interest in the joint venture to FX Direct Dealer, LLC for $26 million.

Currently the Company has no business operations; however, it is pursuing various business opportunities in the areas of software development, commercial real estate as well as in the recycling industry.

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

REVENUE RECOGNITION- The Company provided software maintenance and support services for the users of the FX3000 program. In fiscal 2008, the Company received a monthly fee from the joint venture for these services. Revenues received for the maintenance and support services were recognized by the Company when they were earned.

INVESTMENT IN FX DIRECT DEALER- The Company's interest in the joint venture is accounted for on a cost basis and adjusted for The Company's share in any net profits or losses of the joint venture. Profit or loss sharing revenues received from the joint venture are first applied to the cost of the investment and then to revenues. The Company has received no profit sharing revenues since its investment in the joint venture in March 2002.

CASH AND INTEREST BEARING DEPOSITS- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

BAD DEBT EXPENSE- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors in regards to the account receivable. These factors include economic conditions, the paying performance of the account receivable, and an analysis of the credit worthiness of the payee.

SUBORDINATED NOTE RECEIVABLE- The subordinated loan receivable is stated at fair value, net of any reserve for uncollectibility. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), to account for its investment, which among other things, requires enhanced disclosures about financial instruments carried at fair value.

After adoption of SFAS No.157, investments measured and reported at fair value are classified and disclosed in one of the following categories:

     * Level I--Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments in Level I include listed equities and listed derivatives.

     * Level II--Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

     * Level III--Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

The subordinated note receivable at January 31, 2009 is classified as Level II.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 will not have a material affect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material affect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "BUSINESS COMBINATIONS" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will not have a material affect on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS 161"). SFAS 161 updates guidance regarding disclosure requirements for derivative instruments and hedging activities. It responds to constituents' concerns that FASB Statement No. 133 does not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008. The adoption of SFAS 161 will not have a material affect on the Company's consolidated financial statements.

2. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and short term deposits, account receivable, subordinated note receivable, security deposit, shareholder advances, and accounts payable and accrued expenses reported in the consolidated balance sheets are estimated by management to approximate fair value at January 31, 2009 and January 31, 2008.

3. NET INCOME (LOSS) PER SHARE

The Company applies SFAS No. 128, EARNINGS PER SHARE to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents which are convertible into common stock. The effects on net loss per share for fiscal year 2008 of the common stock equivalents are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. Net income (loss) per common share has been computed as follows:

                                                    31-Jan-09        31-Jan-08
                                                   -----------      -----------

Net income (loss)                                  $16,617,629      $  (661,489)
Preferred dividends in arrears                          (5,870)               0
                                                   -----------      -----------
Net income (loss) available to common shares       $16,611,759      $  (661,489)
                                                   ===========      ===========

Basic shares outstanding (weighted average)         18,268,104       18,085,135
Add dilutive effects of common stock equivalents     2,372,036                0
                                                   -----------      -----------
Weighted average                                    20,640,140       18,085,135
                                                   ===========      ===========

Net income (loss) per common share:
Basic                                              $      0.91      $     (0.04)
Fully diluted                                      $      0.80      $     (0.04)

4. IMPAIRMENT EXPENSE

At the end of fiscal year 2008, the income stream from software maintenance revenues on the FX3000 was cancelled by Tradition. At that time, management decided to impair the balance of the net fixed assets of the Company because the discounted future cash flows form the assets could not be assured. Accordingly, the Company recognized an impairment expense of $32,277 in fiscal year 2008 in the statement of operations.

5. OPTIONS

The Company applies SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" to account for option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. There is no formal stock option plan for employees.

A listing of options outstanding at January 31, 2009 is as follows.

                                                                        Wgtd Avg
                                                        Wgtd Avg        Years to
                                       Amount        Exercise Price     Maturity
                                       ------        --------------     --------

Outstanding at January 31, 2007        3,835,690           $5             2.52
Issued                                         0
Expired                                        0
Exercised                                      0
                                       ---------

Outstanding at January 31, 2008        3,835,690           $5             1.52
Issued                                         0
Expired                                        0
Exercised                                      0
                                       ---------

Outstanding at January 31, 2009        3,835,690           $5             0.51
                                       =========

6. PREFERRED STOCK

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

7. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                     2009             2008
                                                  -----------      -----------
     Net Income (loss) before provision for
      income taxes                                $23,059,868      $  (661,489)
                                                  ===========      ===========
     Current tax expense:
       Federal                                    $ 1,012,004      $         0
       State                                          367,100                0
                                                  -----------      -----------
       Total                                      $ 1,379,104      $         0

     Add deferred tax payable (benefit):
       Timing differences                           5,063,135       (3,135,104)
       Allowance for recoverability                         0        3,135,104
                                                  -----------      -----------
       Provision for income taxes                 $ 6,442,239      $         0
                                                  ===========      ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                           34%              34%
     Statutory state and local income tax                  13%               9%
     Timing differences                                   -19%             -43%
                                                  -----------      -----------
     Effective rate                                        28%               0%
                                                  ===========      ===========

Deferred income taxes are comprised of the following:

  Timing differences                              $         0      $ 3,135,104
  Allowance for recoverability                              0       (3,135,104)
                                                  -----------      -----------
  Deferred tax benefit                            $         0      $         0
                                                  ===========      ===========

8. ISSUANCES OF COMMON STOCK

During fiscal year 2008, the company issued a stock dividend of 211,431 shares to the preferred stockholders.

9. RELATED PARTY TRANSACTIONS

During fiscal year 2008, the Company paid $29,488 to a consulting firm that is owned by the chief executive officer.

10. COMMITMENTS AND CONTINGENCIES

During fiscal 2008, the Company was committed to a non-cancelable lease for office space in New York City, expiring in 2012. In July 2006, the Company entered into a sub-leasing agreement with a company for the bulk of its office space in New York City, also expiring in 2012. In July 2008, the Company assigned its rights and responsibilities under the lease to the sub-tenant; however, the Company remains liable on the original lease in the event of a default by the subtenant. The minimum required base rent on the lease is as follows:

                       2009          $135,245
                       2010           139,302
                       2011           143,481
                       2012            24,448
                                     --------

                   Total             $442,475
                                     ========

Rent expense for the fiscal years 2009 and 2008 was $61,218 and $111,853, respectively.

The Company had executed employment contracts with the chief executive officer and president of the Company since April 2002. Under the terms of the contracts, the two officers are to be paid $250,000 per year each, retroactive to April 2002, in the event the Company receives profit distributions from its 25% investment in FX Direct Dealer, LLC. In fiscal year 2008, the Company's investment in FX Direct Dealer became profitable and. As a result, the Company recognized a salary expense in fiscal year 2008 of $3,160,071.

11. SALE OF THE INVESTMENT IN FX DIRECT DEALER

In January 2009, the Company sold its 25% interest in the joint venture to FX Direct Dealer for $26 million. The Company received a subordinated note from FX Direct for $17 million and $9 million in cash. The subordinated note receivable is unsecured and subordinated to the claims of the general creditors of FX Direct. The note carries an interest rate of 10% and the principal is payable in 36 equal monthly installments for the next three years, with interest. The payment of the $9 million cash is due in March 2009 and the monthly payments on the subordinated note begin in April 2009.

12. CONCENTRATION OF CREDIT RISK

The Company has substantially all of its assets in the account receivable and subordinated note receivable from FX Direct, LLC. In the event FX Direct is adversely affect by future economic conditions relating to its foreign currency dealing business, or in the event FX Directs should become bankrupt, the Company may only receive a pro rata share of the amounts due it. In the event of an FX Direct Dealer bankruptcy, the Company's claims would be subordinate to the claims of the general creditors of FX Direct.

13. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for the years ended January 31, 2008 and January 31, 2007, the Company received financial information from FX Direct regarding its joint venture investment in FX Direct Dealer, LLC. pertaining to fiscal year 2008. This new information required the restatement of the financial statements previously issued for gains on its investment in FX Direct Dealer and also the accrual of salaries to the Company's officers discussed in Note 10.

The restatement affected the previously issued consolidated balance sheets, consolidated statements of operations, consolidated statement of cash flows, and the consolidated statement of changes in shareholders equity. A highlight of the changes to specific accounts and earnings (loss) per share calculations for fiscal year 2008 is as follows:

                                               As Reported          As Restated
                                               -----------          -----------

     Net income (loss)                          $(160,807)          $ (661,489)
     Total assets                               $ 120,160           $2,527,218
     Total liabilities                          $  30,980           $2,938,720
     Shareholders' equity                       $  89,180           $ (411,502)
     Earnings (loss) per share -
      basic & fully diluted                     $   (0.01)          $    (0.04)

14. SUBSEQUENT EVENT

In March 2009, the Company received $9 million from FX Direct Dealer in satisfaction of its account receivable as per the terms of the sale discussed in
Note 11.

In April 2009, the first installment on the subordinated note receivable as discussed in Note 11 was received from FX Direct Dealer, LLC.

                                  EXHIBIT LIST

            Incorp by
Exhibit      Ref. to
Number         Exh.                            Description
------         ----                            -----------

 3.1          3.1(1)     Articles of Incorporation of the Registrant, as amended

 3.2          3.2(1)     By-laws of the Registrant

10.1          3.3(2)     Amendment to and Plan of Reorganization

10.2         10.1(3)     FX Direct Purchase and Sale Agreement

10.3             (4)     Cash Subordinated Loan Agreement

10.4            *        Employment Agreement for Alex Stelmak+

10.5            *        Employment Agreement for Dr. Abel Raskas+

31.1            *        Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Executive Officer

31.2            *        Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Financial Officer

32.1            *        Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Executive Officer and Chief Financial Officer

----------
*    Filed herewith
+    Employee Compensation Agreement
(1)  Registrant's Registration Statement on Form 10-KSB File No. 000-30987
(2)  Registrant's Current Report on Form 8-K filed on January 22, 2001
(3)  Registrant's Current Report on Form 8-K filed on January 30, 2009
(4)  Included as Exhibit C to Exhibit 10.2