Form 10-Q
period 2009-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2009-06-15
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                       For the Period ended April 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 30, 2009, the registrant had 18,268,104 shares of common stock $0.0001 par value, issued and outstanding.

----------
* The registrant has not yet been phased into the interactive data requirements.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I. FINANCIAL INFORMATION                                                  3

Item 1. Condensed Consolidated Financial Statements:                           3

     Balance sheet as of April 30, 2009 and January 31, 2009                   4

     Statement of income (loss) for three months ended April 30, 2009
     and 2008                                                                  5

     Statement of cash flows for three months ended April 30, 2009 and 2008    6

     Statement of changes in shareholders equity for the three months ended
     April 30, 2009                                                            7

     Notes to condensed consolidated financial statements                      8

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17

Item 4.  Controls and Procedures                                              18

Part II. OTHER INFORMATION                                                    19

Item 1.  Legal Proceedings                                                    19

Item 1A.  Risk Factors                                                        19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Securityholders                   19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

Signatures                                                                    20

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2009 and January 31, 2009

                                                                                  Unaudited
                                                                                  30-Apr-09          31-Jan-09
                                                                                 ------------       ------------
ASSETS

Current assets:
  Cash & short term deposits                                                     $  5,607,549       $    134,918
  Account receivable                                                                        0          9,000,000
  Subordinated note receivable                                                      5,666,667          5,194,444
                                                                                 ------------       ------------
      Total current assets                                                         11,274,216         14,329,362

Other assets:
  Subordinated note receivable                                                     10,861,111         11,805,556
  Investment in FX Direct Dealer                                                        5,000              5,000
  Trademark- net                                                                        7,117              7,418
  Fixed assets- net                                                                     2,860                  0
                                                                                 ------------       ------------
      Total assets                                                               $ 22,150,304       $ 26,147,336
                                                                                 ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                            $    147,685       $  3,450,547
  Income taxes payable                                                                988,746          1,379,104
                                                                                 ------------       ------------
      Total current liabilities                                                     1,136,431          4,829,651

Deferred income taxes payable                                                       5,063,135          5,063,135
Shareholder advance payable                                                             9,872             48,423
                                                                                 ------------       ------------
      Total liabilities                                                          $  6,209,438       $  9,941,209

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares           $  1,712,601       $  1,712,601
  Series B preferred stock, one share convertible to one share of common;
   6% cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares            4,384,754          4,384,754
  Common stock - $.0001 par value, authorized 100,000,000 shares,
   issued and outstanding, 18,268,104 shares                                            1,827              1,827
  Additional paid in capital                                                       32,664,364         32,664,364
  Accumulated deficit                                                             (22,822,680)       (22,557,419)
                                                                                 ------------       ------------
      Total shareholders' equity (deficit)                                         15,940,866         16,206,127
                                                                                 ------------       ------------

      Total Liabilities & Shareholders' Equity                                   $ 22,150,304       $ 26,147,336
                                                                                 ============       ============


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
            For the Quarters Ended April 30, 2009 and April 30, 2008

                                                                    30-Apr-09              30-Apr-08
                                                                   ------------           ------------
General and administrative expenses:
  Salaries and benefits                                            $     65,639           $      5,117
  Consulting                                                             58,651                      0
  General administration                                                292,571                 54,979
  Depreciation                                                               46                      0
                                                                   ------------           ------------
      Total general & administrative expenses                           416,907                 60,096
                                                                   ------------           ------------

Net loss from operations                                               (416,907)               (60,096)

Other revenues and expenses:
  Interest income                                                       151,646                     57
  Sub-lease income                                                            0                 41,016
                                                                   ------------           ------------

Net income (loss) before provision for income taxes                    (265,261)               (19,023)

Provision for income taxes                                                    0                      0
                                                                   ------------           ------------

Net income (loss)                                                  $   (265,261)          $    (19,023)
                                                                   ============           ============

Basic & fully diluted net income (loss) per common share:          $      (0.02)          $      (0.00)

Weighted average of common shares outstanding:
 Basic & fully diluted                                               18,268,104             18,268,104


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
            For the Quarters Ended April 30, 2009 and April 30, 2008

                                                                30-Apr-09             30-Apr-08
                                                               -----------           -----------
Operating Activities:
  Net income (loss)                                            $  (265,261)          $   (19,023)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                      301                     0
     Depreciation                                                       46                   149
  Changes in other operating assets and liabilities :
     Accounts receivable                                         9,000,000                     0
     Note receivable                                               472,222                     0
     Accounts payable                                           (3,302,862)                    0
     Income taxes payable                                         (390,358)                    0
     Deferred income taxes payable                                       0                     0
                                                               -----------           -----------
Net cash provided (used by) operations                           5,514,088               (18,874)

Investing activities:
  Purchase of office equipment                                      (2,906)                    0
                                                               -----------           -----------
Net cash used by investing activities                               (2,906)                    0

Financing Activities:
  Advances from shareholders                                       (38,551)                    0
                                                               -----------           -----------
Net cash provided by financing activities                          (38,551)                    0
                                                               -----------           -----------

Net increase (decrease) in cash during the year                  5,472,631               (18,874)

Cash balance at January 31st                                       134,918                67,287
                                                               -----------           -----------

Cash balance at April 30th                                     $ 5,607,549           $    48,413
                                                               ===========           ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $         0           $         0
  Income taxes paid during the period                          $   390,358           $         0


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity For the Quarters Ended April 30, 2009 and April 30, 2008

                                  Common      Common     Preferred    Preferred       Paid in       Accumulated
                                  Shares     Par Value     Shares       Value         Capital         Deficit          Total
                                  ------     ---------     ------       -----         -------         -------          -----
Balance at January 31, 2009     18,268,104    $1,827     2,372,036    $6,097,355    $32,664,364    $(22,557,419)    $16,206,127

Net income for the period                                                                              (265,261)       (265,261)
                                ----------    ------     ---------    ----------    -----------    ------------     -----------

Balance at April 30, 2009       18,268,104    $1,827     2,372,036    $6,097,355    $32,664,364    $(22,822,680)    $15,940,866
                                ==========    ======     =========    ==========    ===========    ============     ===========

Balance at January 31, 2008     18,268,104    $1,827     2,372,036    $6,097,355    $32,664,364    $(38,674,366)    $    89,180

Net loss for the period                                                                                 (19,023)        (19,023)
                                ----------    ------     ---------    ----------    -----------    ------------     -----------

Balance at April 30, 2008       18,268,104    $1,827     2,372,036    $6,097,355    $32,664,364    $(38,693,389)    $    70,157
                                ==========    ======     =========    ==========    ===========    ============     ===========


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Quarters Ended April 30, 2009 and April 30, 2008


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

Currently the Company has no business operations; however, it is actively exploring various business opportunities in the areas of software development, aircraft recovery and used aircraft parts business as well as commercial real estate development projects.

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

INVESTMENT IN FX DIRECT DEALER - The Company's interest in the joint venture is accounted for on a cost basis and adjusted for The Company's share in any net profits or losses of the joint venture. Profit or loss sharing revenues received from the joint venture are first applied to the cost of the investment and then to revenues.

CASH AND INTEREST BEARING DEPOSITS - For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

BAD DEBT EXPENSE - The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors in regards to the account receivable. These factors include economic conditions, the paying performance of the account receivable, and an analysis of the credit worthiness of the payee.

SUBORDINATED NOTE RECEIVABLE - The subordinated loan receivable is stated at fair value, net of any reserve for uncollectibility. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), to account for its investment, which among other things, requires enhanced disclosures about financial instruments carried at fair value.

After adoption of SFAS No. 157, investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

2. NET INCOME (LOSS) PER SHARE

The Company applies SFAS No. 128, EARNINGS PER SHARE to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents which are convertible into common stock. The effects on net loss per share for the periods of the common stock equivalents are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

                                                30-Apr-09           30-Apr-08
                                              ------------         ------------

Net loss                                      $   (265,261)        $    (19,023)

Preferred dividends in arrears                      (9,783)                   0
                                              ------------         ------------

Loss available to common shares                   (275,044)             (19,023)
                                              ============         ============

Shares outstanding                              18,268,104           18,056,673
                                              ============         ============

Weighted average                                18,268,104           18,056,673
                                              ============         ============

Loss per common share:
  Basic & fully diluted                       $      (0.02)        $       0.00
                                              ============         ============

3. OPTIONS

The Company applies SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" to account for option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. There is no formal stock option plan for employees.

A listing of options outstanding at April 30, 2009 is as follows.

                                                                       Wgtd Avg
                                                       Wgtd Avg        Years to
                                       Amount       Exercise Price     Maturity
                                       ------       --------------     --------

Outstanding at January 31, 2009        3,835,690          $5             0.51

Issued                                         0
Expired                                        0
Exercised                                      0
                                      ----------

Outstanding at April 30, 2009          3,835,690          $5             0.27
                                      ==========

4. PREFERRED STOCK

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

5.  INCOME TAXES

Provision for income taxes is comprised of the following:

                                               30-Apr-09             30-Apr-08
                                              -----------           -----------
Net income (loss) before provision for
 income taxes                                 $  (265,261)          $   (19,023)
                                              ===========           ===========

Current tax expense:
  Federal                                     $         0           $         0
  State                                                 0                     0
                                              -----------           -----------
  Total                                                 0                     0

Add deferred tax payable (benefit):
  Timing differences                            5,063,135              (119,581)
  Allowance for recoverability                          0               119,581
                                              -----------           -----------
  Provision for income taxes                  $ 5,063,135           $         0
                                              ===========           ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                            34%                   34%
Statutory state and local income tax                   13%                    9%
Timing differences                                    -19%                  -43%
                                              -----------           -----------
Effective rate                                         28%                    0%
                                              ===========           ===========

Deferred income taxes are comprised of the following:

Timing differences                            $         0           $   119,581
Allowance for recoverability                            0              (119,581)
                                              -----------           -----------
Deferred tax benefit                          $         0           $         0
                                              ===========           ===========

6. FIXED ASSETS

Fixed assets at April 30, 2009 are comprised as follows:

Equipment                                     $     2,906
Accumulated depreciation                              (46)
                                              -----------

Fixed assets- net                             $     2,860
                                              ===========

7. COMMITMENTS AND CONTINGENCIES

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

The firm had executed employment contracts with the chief executive officer and the president of the Company since April 2002. Under the terms of the contracts, the two officers are to be paid $250,000 per year each through April 2011.

8. CONCENTRATION OF CREDIT RISK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Some of the information contained in this Quarterly Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Unless otherwise required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, those set forth under the heading "Risk Factors" in this Quarterly Report as well as in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

BACKGROUND

     Advanced Technologies Group, Ltd. (the "Company," "we," "us" and "our") was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation, the designer of the FX3000 currency trading software platform. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders.

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

RESULTS OF OPERATIONS

     The Company did not generate any revenues from software maintenance in the three months ended April 30, 2009 or the three months ended April 30, 2008, as the Company's software servicing and maintenance services for FX Direct were terminated in fiscal 2008 (which ended as of January 31, 2008) and there were no revenues generated by the Company from its other software products in either period.

     General and administrative expenses in the three months ended April 30, 2009 increased to $416,907 as compared to $60,096 in the three months ended April 30, 2008, primarily as a result of an increase in professional fees and compensation expenses.

     The Company experienced a loss from operations of ($416,097) in the three months ended April 30, 2009 as compared to ($60,096) in the three months ended April 30, 2008.

     Other revenues and expenses in the three months ended April 30, 2009 included $151,646 in interest income generated from the proceeds of the Sale. Other revenues and expenses in the three months ended April 30, 2008 included sublease income of $41,016.

     As a result of the foregoing, the Company had a net loss of ($265,261) the three months ending April 30, 2009 as compared to a net loss of ($19,023 ) in the three months ending April 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2009 cash on hand was $5,607,549 as compared with $134,918 at April 30, 2008.

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

CASH FLOWS

     For the three months ended April 30, 2009 cash provided by operating activities was $5,514,088 as compared to cash used in operating activities of ($18,874) for the three months ended April 30, 2008. The substantial increase in cash provided by operating activities in the 2009 period reflected the collection of a $9 million accounts receivable in connection with the closing of the Sale, which was partially offset by the reduction of an accounts payable of $3,302,862 in connection with the payment of accrued compensation expenses.

     For the three months ended April 30, 2009, cash used in investing activities and financing activities was ($2,906) and ($38,551), respectively, as compared to no cash used in investing and financing activities in the three months ended April 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At April 30, 2009, the Company had no outstanding loan facilities.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance

(b) CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c) OTHER.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

ITEM 1A. RISK FACTORS

     An investment in the Company involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS

     (a) Exhibits

             Incorp
Exhibit      by Ref.
Number       to Exh.                         Description
------       -------                         -----------

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


Date: June 15, 2009                   By: /s/ Abel Raskas
                                          --------------------------------------
                                          President


Date: June 15, 2009                   By: /s/ Alex Stelmak
                                          --------------------------------------
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer and
                                          Chief Financial Officer