Form 10-Q
period 2009-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2009-09-14
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                       For the Period ended July 31, 2009

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

As of July 31, 2009, the registrant had 18,293,104 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I. FINANCIAL INFORMATION                                                  3

Item 1.   Condensed Consolidated Financial Statements:                         3

Balance sheet as of July 31, 2009 and January 31, 2009                         4

Statement of income (loss) for three and six months ended July 31, 2009
and 2008                                                                       5

Statement of cash flows for six months ended July 31, 2009 and 2008            6

Statement of changes in shareholders equity for the three and six months
ended July 31, 2009                                                            7

Notes to condensed consolidated financial statements                           8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          16

Item 4.   Controls and Procedures                                             17

Part II. OTHER INFORMATION                                                    18

Item 1.  Legal Proceedings                                                    18

Item 1A.  Risk Factors                                                        18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.   Defaults Upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Other Information                                                   18

Item 6.   Exhibits                                                            18

Signatures                                                                    19

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of July 31, 2009 and January 31, 2009

                                                                        Unaudited
                                                                        31-Jul-09              31-Jan-09
                                                                       ------------           ------------
ASSETS

Current assets:
  Cash & short term deposits                                           $  6,729,672           $    134,918
  Account receivable                                                              0              9,000,000
  Subordinated note receivable                                            5,666,664              5,194,444
                                                                       ------------           ------------
      Total current assets                                               12,396,336             14,329,362
Other assets:
  Subordinated note receivable- non current portion                       9,444,448             11,805,556
  Investment in FX Direct Dealer                                              5,000                  5,000
  Trademark- net                                                              6,965                  7,418
  Fixed assets- net                                                           2,713                      0
                                                                       ------------           ------------
      Total assets                                                     $ 21,855,462           $ 26,147,336
                                                                       ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                  $    136,127           $  3,450,547
  Income taxes payable                                                      701,836              1,379,104
                                                                       ------------           ------------
      Total current liabilities                                             837,963              4,829,651
Deferred income taxes payable                                             5,063,135              5,063,135
Shareholder advance payable                                                   9,872                 48,423
                                                                       ------------           ------------
      Total liabilities                                                   5,910,970              9,941,209

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common; 13% cumulative non-participating, authorized 1,000,000 shares at stated value of $3 per share, issued and outstanding
   762,081 shares                                                         1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common; 6% cumulative non-participating, authorized 7,000,000 shares at stated value of $3 per share, issued and outstanding
   1,609,955 shares                                                       4,384,754              4,384,754
  Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,268,104 shares at January 31, 2009
   and 18,293,104 at July 31, 2009                                            1,830                  1,827
  Additional paid in capital                                             32,667,611             32,664,364
  Accumulated deficit                                                   (22,822,304)           (22,557,419)
                                                                       ------------           ------------
      Total shareholders' equity (deficit)                               15,944,492             16,206,127
                                                                       ------------           ------------

      Total Liabilities & Shareholders' Equity                         $ 21,855,462           $ 26,147,336
                                                                       ============           ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
      For the Six Months and Quarters Ended July 31, 2009 and July 31, 2008

                                                             6 Months          6 Months          3 Months          3 Months
                                                             31-Jul-09         31-Jul-08         31-Jul-09         31-Jul-08
                                                            ------------      ------------      ------------      ------------
General and administrative expenses:
  Salaries and benefits                                     $    253,382      $      8,813      $    187,743      $      3,696
  Consulting                                                      49,000            17,364            (9,651)           17,364
  General administration                                         568,214            93,579           275,643            38,600
  Depreciation                                                       193                 0               147                 0
                                                            ------------      ------------      ------------      ------------
      Total general & administrative expenses                    870,789           119,756           453,882            59,660
                                                            ------------      ------------      ------------      ------------

Net loss from operations                                        (870,789)         (119,756)         (453,882)          (59,660)

Other revenues and expenses:
  Interest income                                                605,904                68           454,258                11
  Sub-lease income                                                     0            61,493                 0            20,477
                                                            ------------      ------------      ------------      ------------

Net income (loss) before provision for income taxes             (264,885)          (58,195)              376           (39,172)

Provision for income taxes                                             0                 0                 0                 0
                                                            ------------      ------------      ------------      ------------

Net income (loss)                                           $   (264,885)     $    (58,195)     $        376      $    (39,172)
                                                            ============      ============      ============      ============

Basic & fully diluted net income (loss) per common share:   $      (0.02)     $      (0.00)     $       0.00      $      (0.00)

Weighted average of common shares outstanding:
  Basic & fully diluted                                       18,270,604        18,268,104        18,268,104        18,268,104


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2009 and July 31, 2008

                                                                31-Jul-09             31-Jul-08
                                                               -----------           -----------
Operating Activities:
  Net income (loss)                                            $  (264,885)          $   (58,195)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                      453                   302
     Depreciation                                                      193                     0
     Impairment expense                                              3,250                     0
  Changes in other operating assets and liabilities :
    Accounts receivable                                          9,000,000                     0
    Note receivable                                              1,888,888                     0
    Accounts payable                                            (3,314,420)                    0
    Income taxes payable                                          (677,268)                    0
    Deferred income taxes payable                                        0                     0
                                                               -----------           -----------
Net cash provided (used by) operations                         $ 6,636,211           $   (57,893)

Investing activities:
  Purchase of office equipment                                 $    (2,906)          $         0
                                                               -----------           -----------
Net cash used by investing activities                               (2,906)                    0

Financing Activities:
  Advances from shareholders                                   $   (38,551)          $    13,303
                                                               -----------           -----------
Net cash provided by financing activities                          (38,551)               13,303
                                                               -----------           -----------

Net increase (decrease) in cash during the year                $ 6,594,754           $   (44,590)

Cash balance at January 31st                                       134,918                67,287
                                                               -----------           -----------

Cash balance at July 31st                                      $ 6,729,672           $    22,697
                                                               ===========           ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $         0           $         0
  Income taxes paid during the period                          $   677,268           $         0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity For the Six Months Ended July 31, 2009 and July 31, 2008

                                        Common      Common     Preferred   Preferred       Paid in       Accumulated
                                        Shares     Par Value     Shares      Value         Capital         Deficit         Total
                                        ------     ---------     ------      -----         -------         -------         -----
Balance at January 31, 2009           18,268,104    $ 1,827    2,372,036   $6,097,355    $32,664,364    $(22,557,419)   $16,206,127

Issuance of common stock for
 MoveIdiot.com                            25,000          3                                    3,247                          3,250

Net loss for the period                                                                                     (264,885)      (264,885)
                                      ----------    -------    ---------   ----------    -----------    ------------    -----------

Balance at July 31, 2009              18,293,104    $ 1,830    2,372,036   $6,097,355    $32,667,611    $(22,822,304)   $15,944,492
                                      ==========    =======    =========   ==========    ===========    ============    ===========

Balance at January 31, 2008           18,268,104    $ 1,827    2,372,036   $6,097,355    $32,664,364    $(38,674,366)   $    89,180

Net loss for the period                                                                                      (58,195)       (58,195)
                                      ----------    -------    ---------   ----------    -----------    ------------    -----------

Balance at July 31, 2008-unaudited    18,268,104    $ 1,827    2,372,036   $6,097,355    $32,664,364    $(38,732,561)   $    30,985
                                      ==========    =======    =========   ==========    ===========    ============    ===========


                   See the notes to the financial statements.

                       Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Six Months Ended July 31, 2009 and July 31, 2008


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

In March 2002, the Company sold the FX3000 software program, for a 25% membership interest in a joint venture with Tradition NA, a subsidiary of Compagnie Financiere Tradition, a publicly held Swiss corporation. The Company and Tradition formed FX Direct Dealer LLC, a Delaware company that marketed the FX3000 software to independent foreign currency traders.

On January 26, 2009, the Company entered into a purchase and sale agreement effective as of December 31, 2008 (the "Purchase Agreement"), pursuant to which the Company agreed to sell (the "Sale") its approximate 25% membership interest (the "Membership Interest") in FX Direct to FX Direct. On March 17, 2009, the Company completed the Sale of the Membership Interest to FX Direct.

The aggregate purchase price of the membership interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement.

The Company intends to seek to acquire and/or develop new technologies and other business opportunities. In this regard, effective as of July 20, 2009, the Company entered into an Asset Purchase Agreement with Dan Khasis, LLC ("Seller"), pursuant to which the Company acquired all of the rights to Seller's website "moveidiot.com" and the related software for a purchase price of $57,000 plus the issuance to Seller of 25,000 restricted shares of common stock. In addition, Seller may receive up to an additional 50,000 restricted shares of common stock if certain membership goals for the moveidiot.com website are met in the 12 months following the closing. Moveidiot.com is an online website which helps people and businesses expedite their move from one place to another. The Company will also consider investing in commercial real estate ventures.

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

The subordinated note receivable at July 31, 2009 is classified as Level II.

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

                                               31-Jul-09            31-Jul-08
                                              ------------         ------------

Net loss                                      $   (264,885)        $    (58,195)

Preferred dividends in arrears                      (9,783)                   0
                                              ------------         ------------

Loss available to common shares               $   (274,668)        $    (58,195)
                                              ============         ============

Shares outstanding                              18,293,104           18,268,104
                                              ============         ============

Weighted average                                18,293,104           18,268,104
                                              ============         ============

Loss per common share:
  Basic & fully diluted                       $      (0.02)        $      (0.00)
                                              ============         ============

3. OPTIONS

The Company applies SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" to account for option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. There is no formal stock option plan for employees.

A listing of options outstanding at July 31, 2009 is as follows.

                                                                        Wgtd Avg
                                                       Wgtd Avg         Years to
                                         Amount     Exercise Price      Maturity
                                         ------     --------------      --------

Outstanding at January 31, 2009         3,835,690         $5              0.51

Issued                                          0
Expired                                         0
Exercised                                       0
                                        ---------

Outstanding at July 31, 2009            3,835,690         $5              0.02
                                        =========

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

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                       31-Jul-09      31-Jul-08
                                                       ---------      ---------

Net income (loss) before provision for income taxes    $(264,885)     $ (58,195)
                                                       =========      =========
Current tax expense:
  Federal                                                      0              0
  State                                                        0              0
                                                       ---------      ---------
  Total                                                        0              0

Add deferred tax payable (benefit):
  Timing differences                                    (112,746)       (15,082)
  Allowance for recoverability                           112,746         15,082
                                                       ---------      ---------
  Provision for income taxes                           $       0      $       0
                                                       =========      =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                   34%            15%
Statutory state and local income tax                          13%            13%
Timing differences                                           -47%           -28%
                                                       ---------      ---------
Effective rate                                                 0%             0%
                                                       =========      =========

Deferred income taxes are comprised of the following:

Timing differences                                     $ 112,746      $  15,082
Allowance for recoverability                            (112,746)       (15,082)
                                                       ---------      ---------
Deferred tax benefit                                   $       0      $       0
                                                       =========      =========

6. FIXED ASSETS

Fixed assets at July 31, 2009 are comprised as follows:

     Equipment                                         $ 2,906
     Accumulated depreciation                             (193)
                                                       -------

     Fixed assets- net                                 $ 2,713
                                                       =======

7. COMMITMENTS AND CONTINGENCIES

The firm has executed employment contracts with the chief executive officer and the president of the Company in April 2002. Under the terms of the contracts, the two officers are to be paid $250,000 per year each through April 2011.

In purchasing MoveIdiot.com, as discussed more fully in Note 9, the Company has agreed to issue an additional 50,000 shares of its common stock to MoveIdiot.com in the event certain revenue targets are met.

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

9. PURCHASE OF MOVEIDIOT.COM

In July 2009, the Company purchased MoveIdiot.com for $57,000 and 25,000 shares of common stock. The transaction value at the time of purchase was $60,250. MoveIdiot.com enables individuals and businesses to keep track of their property on-line. Users will be able to manage their possessions on-line and print automatically generated labels that are sealable to be used in the event of moving from one location to another. Management impaired the full value to expense at the date of the purchase of MoveIdiot.com after concluding that future cash flows from the purchase, if any, could not be determinable.

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

     The Company intends to seek to acquire and/or develop new technologies and other business opportunities. In this regard, effective as of July 20, 2009, the Company entered into an Asset Purchase Agreement with Dan Khasis, LLC ("Seller"), pursuant to which the Company acquired all of the rights to Seller's website "moveidiot.com" and the related software for a purchase price of $57,000 plus the issuance to Seller of 25,000 restricted shares of common stock. In addition, Seller may receive up to an additional 50,000 restricted shares of common stock if certain membership goals for the moveidiot.com website are met in the 12 months following the closing. Moveidiot.com is an online website which helps people and businesses expedite their move from one place to another. The Company will also consider investing in commercial real estate ventures.

RESULTS OF OPERATIONS

     The Company did not generate any revenues from software maintenance in the three and six month periods ended July 31, 2009 or the three and six month periods ended July 31, 2008, as the Company's software servicing and maintenance services for FX Direct were terminated in fiscal 2008 (which ended as of January 31, 2008) and there were no revenues generated by the Company from its other software products during any of these periods.

     General and administrative expenses in the three and six month periods ended July 31, 2009 increased to $453,882 and $870,789, respectively, as compared to $59,660 and $119,756, respectively, in the three and six month periods ended July 31, 2008, primarily as a result of an increase in professional fees in connection with closing the Sale and in responding to a previously disclosed SEC investigation and increased compensation expenses.

     Other revenues and expenses in the three and six month periods ended July 31, 2009 included $454,258 and $605,904, respectively, in interest income generated from the proceeds of the Sale. Other revenues and expenses in the three and six month periods ended July 31, 2008 included sublease income of $20,477 and $61,493, respectively.

     As a result of the foregoing, the Company had net income of $376 and a net loss of ($264,885), respectively, in the three and six month periods ending July 31, 2009, as compared to net losses of ($39,172) and ($58,195), respectively, in the three and six month periods ending July 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2009, cash on hand was $6,729,672 as compared with $134,918 at January 31, 2009.

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

CASH FLOWS

     For the six months ended July 31, 2009 net cash provided by operating activities was $6,636,211 as compared to cash used in operating activities of ($57,893) for the six months ended July 31, 2008. The substantial increase in cash provided by operating activities in the 2009 period reflected the collection of a $9,000,000 accounts receivable and $1,888,888 in notes receivable in connection with the Sale, which was partially offset by the reduction of an accounts payable of $3,314,420 in connection with the payment of accrued compensation expenses and income taxes of $677,268.

     For the six months ended July 31, 2009, cash used in investing activities and financing activities was ($2,906) and ($38,551), respectively, as compared to no cash used in investing and $13,303 provided by financing activities in the six months ended July 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At July 31, 2009, the Company had no outstanding loan facilities.

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

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of July 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS

     (a) Exhibits

          Incorp by
Exhibit    Ref. to
Number       Exh.                        Description
------       ----                        -----------

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


Date: September 14, 2009        By: /s/ Abel Raskas
                                    --------------------------------------------
                                    Abel Raskas
                                    President


Date: September 14, 2009        By: /s/ Alex Stelmak
                                    --------------------------------------------
                                    Alex Stelmak
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)