Form 10-K/A
period 2009-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2009-11-19
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

                                   FORM 10-K/A
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS

                                     PART I

Forward Looking Statements                                                     4

Item 1.   Business                                                             4
Item 1A.  Risk Factors                                                        12
Item 1B.  Unresolved Staff Comments                                           15
Item 2.   Properties                                                          15
Item 3.   Legal Proceedings                                                   15
Item 4.   Submission of Matters to a Vote of Security Holders                 15

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  16
Item 6.   Selected Financial Data                                             16
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                           18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          19
Item 8.   Financial Statements and Supplementary Data                         19
Item 9.   Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           19
Item 9A.  Controls and Procedures                                             20
Item 9B.  Other Information                                                   20

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance              21
Item 11.  Executive Compensation                                              25
Item 12.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    27
Item 13.  Certain Relationships and Related Transactions, and Director
           Independence                                                       27
Item 14.  Principal Accounting Fees and Services                              28

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules                          29

Signatures                                                                    30

                                EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as filed with the Securities and Exchange Commission on May 18, 2009, in response to comments from the staff of the Securities and Exchange Commission ("SEC") regarding certain of the disclosures which appeared therein.

As indicated in the Company's Form 8-K filed with the SEC on November 17, 2009, the Chief Financial Officer of the Company in consultation with the Board of Directors and Donohue Associates, L.L.C., its independent registered public accounting firm has determined that it is necessary to amend and restate the Company's financial statements for the fiscal year ended January 31, 2009 included in the Form 10-K as well as the Company's quarterly reports for the periods ended April 30, 2009 and July 31, 2009 with respect to the timing of the sale of the Company's approximately 25% joint venture interest (the "Membership Interest") in FX Direct LLC ("FX Direct").

On January 26, 2009, the Company entered into a purchase and sale agreement (the "Purchase Agreement"), by and among the Company, FX Direct as purchaser (the "Purchaser"), MaxQ Investments, LLC ("MaxQ") which is the majority member of the Purchaser and Tradition N.A. ("Tradition"), the remaining member of the Purchaser, pursuant to which the Company agreed to sell (the "Sale") its Membership Interest in FX Direct to FX Direct. On March 17, 2009, the Company completed the Sale of the Membership Interest to FX Direct. The Agreement provided that it was effective as of December 31, 2008, as a result of which the Company was not entitled to receive any allocations of profit, loss or distributions from FX Direct on account of its Membership Interest following such date.

The Company originally accounted for the Sale as being effective in the fiscal year ended January 31, 2009. However, following review of comments from the Staff of the SEC, the Company has determined that the closing of the Sale should be recorded in the first quarter of fiscal 2010.

In light of the conclusion to restate the Company's financial statements, the Company's management and Board of Directors have concluded that readers should no longer rely on the Company's previously filed financial statements and other financial information for the fiscal year ended January 31, 2009 and the quarterly reports for the periods ended April 30, 2009 and July 31, 2009. Revised financial statements for the fiscal year ended January 31, 2009 are included in this amended Form 10-K and amended quarterly reports on Form 10-Q for the periods ended April 30, 2009 and July 31, 2009 are being filed simultaneously herewith. Corresponding changes have been made to Item 6 (Selected Financial Data) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Form 10-K. All restatements to the financial statements affected are non-cash in nature.

The Form 10-K/A also includes changes to the following sections:

     1. Item 9A (Controls and Procedures) has been revised to include a statement explaining why no auditors report on internal control over financial reports was required to be included in the Form 10-K.

     2. Item 11 (Executive Compensation) has been revised to amend the disclosure in the Executive Compensation Table.

     3. The signature page has been revised to clarify that Mr. Alex Stelmak has signed the Form 10-K in his capacity as Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

     4. The Report of the Company's Independent Registered Public Accounting Firm has been revised to identify the financial statements that are being audited and to delete the references to an audit of internal control over financial reporting.

Finally, we are including currently dated officer certifications which appear as Exhibits 31.1, 31.2 and 32.1 to this amended report. Other than these changes, all other information concerning our Company remains as contained in the original filing and does not reflect any subsequent events.

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

On January 26, 2009, the Company entered into a purchase and sale agreement (the "Purchase Agreement"), by and among the Company, FX Direct as purchaser (the "Purchaser"), MaxQ Investments, LLC ("MaxQ") which is the majority member of the Purchaser and Tradition N.A. ("Tradition"), the remaining member of the Purchaser, pursuant to which the Company agreed to sell (the "Sale") its approximate 25% membership interest (the "Membership Interest") in FX Direct to FX Direct. The Agreement provided that it was effective as of December 31, 2008, as a result of which the Company was not entitled to receive any allocations of profit, loss or distributions from FX on account of its Membership Interest after such date. On March 17, 2009, the Company completed the Sale of the Membership Interest to FX Direct.

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

The PromotionStat System can also be used by Company A to provide:

     * Real traffic on the pages of the ad promoter and compare those numbers with *he numbers promised;

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

ITEM 1A. RISK FACTORS

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

THE COMPANY HAS A LIMITED HISTORY OF OPERATIONS ON WHICH TO JUDGE ITS FUTURE PERFORMANCE.

The Company has only a limited history of operations. In 2002, the Company transferred its principal technology to FX Direct in exchange for a 25% interest in this joint venture, which interest was sold in March 2009. The Company is also developing additional software products aimed at the e-commerce market, although no assurance can be given as to when these additional technologies will result in operating revenues to the Company. As a development stage enterprise, the Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships.

IF FX DIRECT IS UNABLE TO PAY ITS SUBORDINATED NOTE TO THE COMPANY, IT WILL HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION.

$17 million of the purchase price for the Company's interest in FX Direct is represented by a subordinated note from FX Direct that is payable in 36 monthly installments. In the event FX Direct is adversely affected by future economic conditions relating to its foreign currency dealing business, or in the event FX Direct should become bankrupt, the Company may only receive a pro rata share of the amounts due it. In the event of an FX Direct bankruptcy, the Company's claims would be subordinate to the claims of the general creditors of FX Direct.

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

STATEMENT OF OPERATIONS DATA:

                                                                 Year ended January 31,
                                                          -----------------------------------
                                                              2009                   2008
                                                          ------------           ------------
General and administrative expenses                       $   (823,488)          $ (3,627,891)
                                                          ------------           ------------

Net loss from operations                                      (823,488)            (3,627,891)

Other revenues and expenses                                     30,963                231,344
                                                          ------------           ------------

Net income (loss) before provision for income taxes           (792,525)            (3,396,547)

Provision for income taxes                                          (0)                     0
                                                          ------------           ------------

Loss from continuing operations                               (792,525)            (3,396,547)

Discontinued operations:
  Income from discontinued component
   (net of tax)                                                254,451              2,735,058
                                                          ------------           ------------

Net income (loss)                                         $   (538,074)              (661,489)
                                                          ============           ============

Net income (loss) per common share:
  Basic                                                   $      (0.03)          $      (0.04)
  Fully diluted                                                  (0.03)                 (0.04)
                                                          ------------           ------------

Weighted average number of shares outstanding:
  Basic                                                     18,268,104             18,085,135
  Fully diluted                                             18,268,104             18,085,135
                                                          ------------           ------------

BALANCE SHEET DATA
                                                                    As at January 31,
                                                          -----------------------------------
                                                              2009                   2008
                                                          ------------           ------------

Total assets                                              $  2,549,394           $  2,527,218
Total liabilities                                            3,498,970              2,938,720
                                                          ------------           ------------

Stockholders' equity (deficit)                            $   (949,576)          $   (411,502)
                                                          ------------           ------------

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

In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC ("FX Direct") a joint venture company that markets the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. On January 26, 2009, the Company entered into a purchase and sale agreement (the "Purchase Agreement"), pursuant to which the Company agreed to sell (the "Sale") its approximate 25% membership interest (the "Membership Interest") in FX Direct to FX Direct. The Agreement provided that it was effective as of December 31, 2008, as a result of which the Company was not entitled to receive any allocations of profit, loss or distributions from FX on account of its Membership Interest after such date. On March 17, 2009, the Company completed the Sale of the Membership Interest to FX Direct.

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

RESULTS OF OPERATIONS

The Company did not generate any revenues from operations in fiscal 2009 or fiscal 2008 as the Company's software servicing and maintenance operations were terminated in fiscal 2008 and are presented as a discontinued component in the Company's statement of operations.

General and administrative expenses in fiscal 2009 decreased to $823,488 as compared to $3,627,891 in fiscal 2008, primarily as a result of a decrease in salaries and benefits in connection with the termination of the Company's software servicing and maintenance operations for FX Direct.

The Company experienced a loss from continuing operations of $823,488 in fiscal 2009 as compared to $3,627,891 in 2008.

The Company had income from discontinued component (net of tax) of $254,451 in fiscal 2009 as compared to $2,735,058 in fiscal 2008. Income from discontinued component represents income on account of FX Direct, which is treated as a discontinued component as a result of the Company's decision to sell its Membership Interest in FX Direct.

As a result of the foregoing, the Company had a net loss of $538,074 in fiscal 2009 as compared to a net loss of $661,489 in fiscal 2008.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

ITEM 9B  OTHER INFORMATION

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer and our one other officer who earned in excess of $100,000 per annum for services rendered to us during the fiscal years ended January 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                    Non-Equity   Nonqualified
                                                                    Incentive     Deferred       All
 Name and                                                             Plan         Compen-      Other
 Principal                                      Stock     Option     Compen-       sation       Compen-
 Position         Year      Salary     Bonus    Awards    Awards     sation       Earnings      sation(2)  Total
------------      ----      ------     -----    ------    ------     ------       --------      ------     -----

Alex              2009   $  250,000   $75,000     --        --         --            --        $60,000   $  385,000
Stelmak, CEO(1)   2008    1,562,497        --     --        --         --            --         60,000    1,622,497

Dr. Abel
Raskas,           2009   $  250,000   $75,000     --        --         --            --        $60,000   $  385,000
President(1)      2008    1,453,870        --     --        --         --            --         60,000    1,513,870

----------
(1) Includes amounts recognized in fiscal 2008 as a salary expense for the named executive officers on account of prior fiscal years in accordance with their employment agreements. See "Employment Contracts" and Note 10 to the Consolidated Financial Statements.
(2) Includes amounts payable for health insurance, home office expenses and transportation costs.

COMPENSATION PURSUANT TO PLANS

The Company does not have any pension or profit sharing plans.

COMPENSATION TO DIRECTORS

All of our directors are also officers who do not receive separate compensation for serving as directors.

EMPLOYMENT CONTRACTS

The Company has three-year employment contracts with Mr. Stelmak and Dr. Raskas that were renewed in April 2008. Terms of the employment contracts were proposed by Messrs Stelmak and Raskas and were approved on behalf of the Company by Mr. Stan Mashov, the sole disinterested director on the Board of Directors.

The employment contracts provide that Messrs. Stelmak and Raskas shall be paid a base salary of $250,000 per annum (calculated retroactively from April 13 2002) only after the Company has begun receiving profit distributions from its investment in FX Direct. The Company received an allocation of income for federal income tax purposes on account of its investment in FX Direct for the 2007 tax year pursuant to a Schedule K-1 that was issued by FX Direct to the Company on or about June 2008, thereby triggering the accrual of the salary payments. As a result, the Company changed the accounting treatment of the amounts payable pursuant to the Employment Agreements from a contingent obligation in fiscal 2008 to accrued expenses in fiscal 2009. A portion of the funds received by the Company from the sale of its Membership Interest in FX Direct in March 2009 was used to pay the accrued salary expenses.

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

During fiscal years 2009 and 2008, the Company paid a consulting firm that is owned by the chief executive officer, $ 0 and $29,488, respectively, for marketing, investor relations, business planning, financial services, and public relations consulting services.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the audit fees we were billed by Donohue Associates, L.L.C. for fiscal 2009 and 2008:

                                 2009              2008
                                ------            ------
     Audit fees                 $4,750            $4,750

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

ITEM 15. EXHIBITS

(a) Financial Statements

See "Index to Consolidated Financial Statements" set forth on page 31.

(b) Exhibits

            Incorp by
Exhibit      Ref. to
Number         Exh.                            Description
------         ----                            -----------

 3.1          3.1(1)     Articles of Incorporation of the Registrant, as amended

 3.2          3.2(1)     By-laws of the Registrant

10.1          3.3(2)     Amendment to and Plan of Reorganization

10.2         10.1(3)     FX Direct Purchase and Sale Agreement

10.3             (4)     Cash Subordinated Loan Agreement

10.4             (5)     Employment Agreement for Alex Stelmak+

10.5             (5)     Employment Agreement for Dr. Abel Raskas+

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

----------
*    Filed herewith
+    Employee Compensation Agreement
(1)  Registrant's Registration Statement on Form 10-KSB File No. 000-30987
(2)  Registrant's Current Report on Form 8-K filed on January 22, 2001
(3)  Registrant's Current Report on Form 8-K filed on January 30, 2009
(4)  Included as Exhibit C to Exhibit 10.2
(5)  Registrant's Annual Report on Form 10-K filed on May 18, 2009

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: November 19, 2009   By: /s/ Alex Stelmak
                               -------------------------------------------------
                               Alex Stelmak
                               Chief Executive Officer and Director
                               (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)


Dated: November 19, 2009   By: /s/ Abel Raskas
                               -------------------------------------------------
                               Abel Raskas
                               President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: November 19, 2009   By: /s/ Alex Stelmak
                               -------------------------------------------------
                               Alex Stelmak
                               Director


Dated: November 19, 2009   By: /s/ Abel Raskas
                               -------------------------------------------------
                               Abel Raskas
                               Director


Dated: November 19, 2009   By: /s/ Stan Mashov
                               -------------------------------------------------
                               Stan Mashov
                               Director

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

Notes to Consolidated Financial Statements                                   F-6

                           DONAHUE ASSOCIATES, L.L.C.
                           27 BEACH ROAD, SUITE CO5-A
                            MONMOUTH BEACH, NJ. 07750
                              Phone: (732) 229-7723


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Technologies Group, Ltd.

We have audited the restated accompanying consolidated balance sheets of Advanced Technologies Group, Ltd as of January 31, 2009 and January 31, 2008 and the related consolidated statements of operations and changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the restated consolidated financial position of Advanced Technologies Group, Ltd as of January 31, 2009 and January 31, 2008, and the consolidated results of its operations, cash flows, and changes in shareholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


/s/ Donahue Associates, LLC.
-----------------------------------
Donahue Associates, LLC.
November 12, 2009
Monmouth Beach, NJ

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2009 and January 31, 2008

                                                                                 As Restated
                                                                                  31-Jan-09              31-Jan-08
                                                                                 ------------           ------------
ASSETS

Current assets:
  Cash & short term deposits                                                     $    134,918           $     67,287
                                                                                 ------------           ------------
      Total current assets                                                            134,918                 67,287

Other assets:
  Investment in FX Direct Dealer                                                    2,407,058              2,407,058
  Trademark- net                                                                        7,418                  7,873
  Security deposit                                                                          0                 45,000
                                                                                 ------------           ------------

      Total assets                                                               $  2,549,394           $  2,527,218
                                                                                 ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                            $  3,450,547           $  2,934,120
                                                                                 ------------           ------------
      Total current liabilities                                                     3,450,547              2,934,120

Shareholder advance payable                                                            48,423                  4,600
                                                                                 ------------           ------------

      Total liabilities                                                             3,498,970              2,938,720

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares              1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common; 6%
   cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares            4,384,754              4,384,754
  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,268,104 at January 31, 2009
   and January 31, 2008                                                                 1,827                  1,827
  Additional paid in capital                                                       32,664,364             32,664,364
  Accumulated deficit                                                             (39,713,122)           (39,175,048)
                                                                                 ------------           ------------
      Total shareholders' equity (deficit)                                           (949,576)              (411,502)
                                                                                 ------------           ------------

      Total Liabilities & Shareholders' Equity                                   $  2,549,394           $  2,527,218
                                                                                 ============           ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2009 and January 31, 2008

                                                                          As Restated
                                                                           31-Jan-09              31-Jan-08
                                                                          ------------           ------------
General and administrative expenses:
  Salaries and benefits                                                   $    515,398           $  3,160,071
  Promotion & investor relations                                                17,690                 37,501
  Consulting                                                                    12,823                  5,594
  General administration                                                       277,577                405,646
  Depreciation                                                                       0                 19,079
                                                                          ------------           ------------
      Total general & administrative expenses                                  823,488              3,627,891
                                                                          ------------           ------------
Net loss from operations                                                      (823,488)            (3,627,891)

Other revenues and expenses:
  Interest income                                                                   71                  1,734
  Software consulting                                                                0                100,000
  Sub-lease income                                                              30,892                129,610
                                                                          ------------           ------------
Net income (loss) before provision for income taxes                           (792,525)            (3,396,547)

Provision for income taxes                                                           0                      0
                                                                          ------------           ------------
Loss from continuing operations                                               (792,525)            (3,396,547)

Discontinued operations:
  Income from discontinued component (net of tax)                              254,451              2,735,058
                                                                          ------------           ------------
Net income (loss)                                                         $   (538,074)          $   (661,489)
                                                                          ============           ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share- continuing operations                    $      (0.04)          $      (0.19)
  Basic income (loss) per share- discontinued operations                          0.01                   0.15
                                                                          ------------           ------------
  Basic income (loss) per share                                           $      (0.03)          $      (0.04)
                                                                          ============           ============

  Fully diluted income (loss) per share- continuing operations            $      (0.04)          $      (0.19)
  Fully diluted income (loss) per share- discontinued operations                  0.01                   0.15
                                                                          ------------           ------------
  Fully diluted income (loss) per share                                   $      (0.03)          $      (0.04)
                                                                          ============           ============

Weighted average of common shares outstanding:
  Basic                                                                     18,268,104             18,085,135
  Fully diluted                                                             18,268,104             18,085,135

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2009 and January 31, 2008

                                                                         As Restated
                                                                          31-Jan-09             31-Jan-08
                                                                         -----------           -----------
Operating Activities:
  Net income (loss)                                                      $  (538,074)          $  (661,489)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                                455                   606
     Depreciation                                                                  0                19,080
     Salary expense                                                          515,398             2,907,740
     Gain on investment in FX Direct Dealer (Discontinued component)               0            (2,407,058)
     Impairment expense                                                            0                32,377
     Rent expense                                                             45,000                     0
  Changes in other operating assets and liabilities:
     Accounts payable                                                          1,029               (90,650)
                                                                         -----------           -----------
Net cash provided (used by) operations                                        23,808              (199,394)

Financing Activities:
  Advances from shareholders                                                  43,823                 4,600
                                                                         -----------           -----------
Net cash provided by financing activities                                     43,823                 4,600
                                                                         -----------           -----------

Net increase (decrease) in cash during the year                               67,631              (194,794)

Cash balance at February 1st                                                  67,287               262,081
                                                                         -----------           -----------

Cash balance at January 31st                                             $   134,918           $    67,287
                                                                         ===========           ===========

Supplemental disclosures of cash flow information:
  Interest paid during the year                                          $         0           $         0
  Income taxes paid during the year                                      $         0           $         0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                    From January 31, 2007 to January 31, 2009
                                  (As Restated)

                                    Common      Common     Preferred     Preferred      Paid in       Accumulated
                                    Shares     Par Value     Shares        Value        Capital         Deficit          Total
                                    ------     ---------     ------        -----        -------         -------          -----
Balance at January 31, 2007       18,056,673    $ 1,806     2,372,036    $6,097,355   $32,639,013    $(38,488,187)     $ 249,987

Stock dividend paid                  211,431         21                                    25,351         (25,372)             0

Net loss for the fiscal year                                                                             (661,489)      (661,489)
                                  ----------    -------     ---------    ----------   -----------    ------------      ---------

Balance at January 31, 2008       18,268,104    $ 1,827     2,372,036    $6,097,355   $32,664,364    $(39,175,048)     $(411,502)

Net loss for the fiscal year                                                                             (538,074)      (538,074)
                                  ----------    -------     ---------    ----------   -----------    ------------      ---------

Balance at January 31, 2009       18,268,104    $ 1,827     2,372,036    $6,097,355   $32,664,364    $(39,713,122)     $(949,576)
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

In March 2002, the Company sold the FX3000 software program, for a 25% interest in a joint venture with Tradition NA, a subsidiary of Compagnie Financiere Tradition, a publicly held Swiss corporation. The Company and Tradition formed FX Direct Dealer LLC, a Delaware company that markets the FX3000 software to independent foreign currency traders.

The Company discontinued its interest in the joint venture in fiscal year 2009.

Currently the Company has no business operations; however, it is pursuing various business opportunities in the areas of software development.

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

2. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and short term deposits, account receivable, shareholder advances, and accounts payable and accrued expenses reported in the consolidated balance sheets are estimated by management to approximate fair value at January 31, 2009 and January 31, 2008.

3. NET INCOME (LOSS) PER SHARE

The Company applies SFAS No. 128, EARNINGS PER SHARE to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents which are convertible into common stock. The effects on net loss per share for fiscal year of the common stock equivalents are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. Net income (loss) per common share has been computed as follows:

                                                                            31-Jan-09                31-Jan-08
                                                                          --------------           --------------
Loss from continuing operations net of preferred dividends in arrears     $     (798,395)          $   (3,396,547)
Income from discontinued component                                               254,451                2,735,058
                                                                          --------------           --------------
Net income (loss) available to common shareholders                        $     (543,944)          $     (661,489)
                                                                          ==============           ==============

Basic shares outstanding (weighted average)                                   18,268,104               18,085,135
                                                                          --------------           --------------
Weighted average                                                              18,268,104               18,085,135
                                                                          ==============           ==============

Basic & fully diluted net income (loss) per common share:
 Basic income (loss) per share- continuing operations                     $        (0.04)          $        (0.19)
 Basic income (loss) per share- discontinued operations                             0.01                     0.15
                                                                          --------------           --------------
 Basic income (loss) per share                                            $        (0.03)          $        (0.04)
                                                                          ==============           ==============

 Fully diluted income (loss) per share- continuing operations             $        (0.04)          $        (0.19)
 Fully diluted income (loss) per share- discontinued operations                     0.01                     0.15
                                                                          --------------           --------------
 Fully diluted income (loss) per share                                    $        (0.03)          $        (0.04)
                                                                          ==============           ==============

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

7.  INCOME TAXES

Provision for income taxes is comprised of the following:

                                                                 2009                  2008
                                                             -----------           -----------
Net income (loss) before provision for income taxes          $  (792,525)          $(3,396,547)
Add discontinued components- gross income                        254,451             2,735,058
                                                             -----------           -----------
Net income (loss) before provision for income taxes          $  (538,074)          $  (661,489)
                                                             ===========           ===========
Current tax expense:
  Federal                                                    $         0           $         0
  State                                                                0                     0
                                                             -----------           -----------
  Total                                                      $         0           $         0

Add deferred tax payable (benefit):
  Timing differences                                          (4,466,066)           (3,135,104)
  Allowance for recoverability                                 4,466,066             3,135,104
                                                             -----------           -----------
  Provision for income taxes                                 $         0           $         0
                                                             ===========           ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

     Statutory U.S. federal rate                                      34%                   34%
     Statutory state and local income tax                             13%                    9%
     Timing differences                                              -19%                  -43%
                                                             -----------           -----------
     Effective rate                                                   28%                    0%
                                                             ===========           ===========

Deferred income taxes are comprised of the following:

Timing differences                                           $ 4,466,066           $ 3,135,104
Allowance for recoverability                                  (4,466,066)           (3,135,104)
                                                             -----------           -----------
Deferred tax benefit                                         $         0           $         0
                                                             ===========           ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2028 and 2029 and may not be recoverable upon the purchase of the Company under current IRS statutes.

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

The firm had executed employment contracts with the president and vice president of the Company since April 2002. Under the terms of the contracts, the two officers are to be paid $250,000 per year each, retroactive to April 2002, in the event the Company receives profit distributions from its 25% investment in FX Direct Dealer, LLC. In fiscal year 2008, the Company's investment in FX Direct Dealer became profitable and. As a result, the Company recognized a salary expense in fiscal year 2008 of $3,160,071.

11. SUBSEQUENT EVENT - SALE OF THE INVESTMENT IN FX DIRECT DEALER

In March 2009, the Company sold its 25% interest in the joint venture to FX Direct Dealer for $26 million. The Company received a subordinated note from FX Direct for $17 million and $9 million in cash. The subordinated note receivable is unsecured and subordinated to the claims of the general creditors of FX Direct. The note carries an interest rate of 10% and the principal is payable in 36 equal monthly installments for the next three years, with interest. The payment of the $9 million cash is due in March 2009 and the monthly payments on the subordinated note begin in April 2009.

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for the years ended January 31, 2009 and January 31, 2008, management determined that the sale of its interest in FX Direct Dealer, as discussed in Note 11, occurred in March 2009 and not in January 2009. Accordingly, the result of the sale of the interest has been adjusted to a sale date of March 9, 2009. Please refer to the April 30, 2009 Form 10Q for the recording of this sale.

The restatement affected the previously issued consolidated balance sheets, consolidated statements of operations, consolidated statement of cash flows, and the consolidated statement of changes in shareholders equity. A highlight of the changes to specific accounts and earnings (loss) per share calculations for fiscal year 2009 is as follows:

                                                As Reported        As Restated
                                                 31-Jan-09          31-Jan-09
                                                -----------        -----------
Total assets                                    $26,147,336        $ 2,549,394
Total liabilities                               $ 9,941,209        $ 3,498,970
Shareholders' equity (deficit)                  $16,206,127        $  (949,576)
Gain on disposal of discontinued component      $17,155,703        $         0
Net income (loss)                               $16,617,629        $  (538,074)
Fully diluted earnings (loss) per share         $      0.80        $     (0.03)