Form 10-Q/A
period 2009-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2009-11-19
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

----------
* The registrant has not yet been phased into the interactive data requirements.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part  I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:                         5

      Balance sheet as of April 30, 2009 and January 31, 2009                  6

      Statement of income (loss) for three months ended April 30, 2009
      and 2008                                                                 7

      Statement of cash flows for three months ended April 30, 2009 and 2008   8

      Statement of changes in shareholders equity for the three months ended
      April 30, 2009                                                           9

      Notes to condensed consolidated financial statements                    10

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.   Controls and Procedures                                             20

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   21

Item 1A.  Risk Factors                                                        21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.   Defaults Upon Senior Securities                                     21

Item 4.   Submission of Matters to a Vote of Securityholders                  21

Item 5.   Other Information                                                   21

Item 6.   Exhibits                                                            21

Signatures                                                                    22

                                EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009 as filed with the Securities and Exchange Commission ("SEC") on June 15, 2009, in response to comments from the staff of the Securities and Exchange Commission on the Company's Annual Report on Form 10-K For the fiscal year ended January 31, 2009.

As indicated in the Company's Form 8-K filed with the SEC on November 17, 2009, the Chief Financial Officer of the Company in consultation with the Board of Directors and Donohue Associates, L.L.C., its independent registered public accounting firm, has determined that it is necessary to amend and restate the Company's financial statements for the fiscal year ended January 31, 2009 included in the Form 10-K as well as the Company's quarterly reports for the periods ended April 30, 2009 and July 31, 2009 with respect to the timing of the sale of the Company's approximate 25% joint venture interest (the "Membership Interest") in FX Direct LLC ("FX Direct").

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

In light of the conclusion to restate the Company's financial statements, the Company's management and Board of Directors have concluded that readers should no longer rely on the Company's previously filed financial statements and other financial information for the fiscal year ended January 31, 2009 and the quarterly reports for the periods ended April 30, 2009 and July 31, 2009. Revised financial statements for the fiscal quarter ended April 30, 2009 are included in this amended Form 10-Q and an amended annual report on Form 10-K for the fiscal year ended January 31, 2009 and an amended quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2009 are being filed simultaneously herewith. Corresponding changes have been made to Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Form 10-Q. All restatements to the financial statements affected are non-cash in nature.

The Form 10-Q/A also includes changes to the following section:

     1. The signature page has been revised to clarify that Mr. Alex Stelmak has signed the Form 10-Q in his capacity as Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

Finally, we are including currently dated certifications which appear as Exhibits 31.1, 31.2 and 32.1 to this amended report. Other than these changes, all other information concerning our Company remains as contained in the original filing and does not reflect any subsequent events.

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2009 and January 31, 2009

                                                                                   As Restated
                                                                                    Unaudited             As Restated
                                                                                    30-Apr-09              31-Jan-09
                                                                                   ------------           ------------
ASSETS

Current assets:
   Cash & short term deposits                                                      $  5,607,549           $    134,918
   Subordinated note receivable                                                       5,666,667                      0
                                                                                   ------------           ------------
      Total current assets                                                           11,274,216                134,918
Other assets:
   Subordinated note receivable                                                      10,861,111                      0
   Investment in FX Direct Dealer                                                         5,000              2,407,058
   Trademark- net                                                                         7,117                  7,418
   Fixed assets- net                                                                      2,860                      0
                                                                                   ------------           ------------

      Total assets                                                                 $ 22,150,304           $  2,549,394
                                                                                   ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                             $    147,685           $  3,450,547
   Income taxes payable                                                                 988,746                      0
                                                                                   ------------           ------------
      Total current liabilities                                                       1,136,431              3,450,547
  Deferred income taxes payable                                                       5,063,135                      0
  Shareholder advance payable                                                             9,872                 48,423
                                                                                   ------------           ------------
      Total liabilities                                                               6,209,438              3,498,970

Shareholders' equity:
   Series A preferred stock, one share convertible to one share of common;
    13% cumulative non-participating, authorized 1,000,000 shares at
    stated value of $3 per share, issued and outstanding 762,081 shares               1,712,601              1,712,601
   Series B preferred stock, one share convertible to one share of common;
    6% cumulative non-participating, authorized 7,000,000 shares at
    stated value of $3 per share, issued and outstanding 1,609,955 shares             4,384,754              4,384,754
   Common stock- $.0001 par value, authorized 100,000,000 shares,
    issued and outstanding, 18,268,104 shares                                             1,827                  1,827
   Additional paid in capital                                                        32,664,364             32,664,364
   Accumulated deficit                                                              (22,822,680)           (39,713,122)
                                                                                   ------------           ------------
      Total shareholders' equity (deficit)                                           15,940,866               (949,576)
                                                                                   ------------           ------------

      Total Liabilities & Shareholders' Equity                                     $ 22,150,304           $  2,549,394
                                                                                   ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
            For the Quarters Ended April 30, 2009 and April 30, 2008

                                                                           As Restated
                                                                            30-Apr-09              30-Apr-08
                                                                          ------------           ------------
General and administrative expenses:
  Salaries and benefits                                                   $     65,639           $      5,117
  Consulting                                                                    58,651                      0
  General administration                                                       292,571                 54,979
  Depreciation                                                                      46                      0
                                                                          ------------           ------------
      Total general & administrative expenses                                  416,907                 60,096
                                                                          ------------           ------------

Net loss from operations                                                      (416,907)               (60,096)

Other revenues and expenses:
  Interest income                                                              151,646                     57
  Sub-lease income                                                                   0                 41,016
                                                                          ------------           ------------

Net income (loss) before provision for income taxes                           (265,261)               (19,023)

Provision for income taxes                                                           0                      0
                                                                          ------------           ------------

Loss from continuing operations                                           $   (265,261)          $    (19,023)

Discontinued operations:
  Gain on sale of discontinued component (net of tax)                       17,155,703                      0
                                                                          ------------           ------------

Net income (loss)                                                         $ 16,890,442           $    (19,023)
                                                                          ============           ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share- continuing operations                    $      (0.01)          $      (0.00)
  Basic income (loss) per share- discontinued operations                          0.94                   0.00
                                                                          ------------           ------------
  Basic income (loss) per share                                           $       0.93           $      (0.00)
                                                                          ============           ============

  Fully diluted income (loss) per share- continuing operations            $      (0.01)          $      (0.00)
  Fully diluted income (loss) per share- discontinued operations                  0.94                   0.00
                                                                          ------------           ------------
  Fully diluted income (loss) per share                                   $       0.93           $      (0.00)
                                                                          ============           ============

Weighted average of common shares outstanding:
  Basic                                                                     18,268,104             18,268,104
  Fully diluted                                                             18,268,104             18,268,104


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
            For the Quarters Ended April 30, 2009 and April 30, 2008

                                                                                   As Restated
                                                                                    30-Apr-09              30-Apr-08
                                                                                   ------------           ------------
Operating Activities:
  Net income (loss)                                                                $ 16,890,442           $    (19,023)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                                           301                      0
     Depreciation                                                                            46                    149
     Gain on sale of discontinued component (net of tax) Discontinued component     (17,155,703)                     0
  Changes in other operating assets and liabilities:
     Note receivable                                                                    627,925                      0
     Accounts payable                                                                (3,302,862)                     0
     Income taxes payable                                                               988,746                      0
     Deferred income taxes payable                                                    5,063,135                      0
                                                                                   ------------           ------------
Net cash provided (used by) operations                                                3,112,030                (18,874)

Investing activities:
  Purchase of office equipment                                                           (2,906)                     0
  Sale of FXDD investment Discontinued component                                      2,402,058                      0
                                                                                   ------------           ------------
Net cash provided by investing activities                                             2,399,152                      0

Financing Activities:
  Advances from shareholders                                                            (38,551)                     0
                                                                                   ------------           ------------
Net cash provided by financing activities                                               (38,551)                     0
                                                                                   ------------           ------------

Net increase (decrease) in cash during the year                                       5,472,631                (18,874)

Cash balance at January 31st                                                            134,918                 67,287
                                                                                   ------------           ------------

Cash balance at April 30th                                                         $  5,607,549           $     48,413
                                                                                   ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                                                  $          0           $          0
  Income taxes paid during the period                                              $    390,358           $          0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity For the Quarters Ended April 30, 2009 and April 30, 2008
                            (April 30, 2009 Restated)


                                  Common      Common     Preferred    Preferred       Paid in       Accumulated
                                  Shares     Par Value     Shares       Value         Capital         Deficit          Total
                                  ------     ---------     ------       -----         -------         -------          -----

Balance at January 31, 2009     18,268,104     $1,827     2,372,036   $6,097,355    $32,664,364    $(39,713,122)    $  (949,576)

Net income for the period                                                                            16,890,442      16,890,442
                                ----------     ------     ---------   ----------    -----------    ------------     -----------

Balance at April 30, 2009       18,268,104     $1,827     2,372,036   $6,097,355    $32,664,364    $(22,822,680)    $15,940,866
                                ==========     ======     =========   ==========    ===========    ============     ===========

Balance at January 31, 2008     18,268,104     $1,827     2,372,036   $6,097,355    $32,664,364    $(38,674,366)    $    89,180

Net loss for the period                                                                                 (19,023)        (19,023)
                                ----------     ------     ---------   ----------    -----------    ------------     -----------

Balance at April 30, 2008       18,268,104     $1,827     2,372,036   $6,097,355    $32,664,364    $(38,693,389)    $    70,157
                                ==========     ======     =========   ==========    ===========    ============     ===========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
          Notes to the Consolidated Financial Statements (As Restated)
            For the Quarters Ended April 30, 2009 and April 30, 2008


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

Currently the Company has no business operations; however, it is pursuing various business opportunities in the areas of real estate and software development.

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

The subordinated note receivable at April 30, 2009 is classified as Level II.

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

                                                                                 30-APR-09                30-APR-08
                                                                               --------------           --------------
Loss from continuing operations net of preferred dividends in arrears          $     (265,261)          $      (19,023)
Income from discontinued component                                                 17,155,703                        0
                                                                               --------------           --------------
Net income (loss) available to common shareholders                             $   16,890,442           $     (661,489)
                                                                               ==============           ==============

Basic shares outstanding (weighted average)                                        18,268,104               18,268,104
                                                                               --------------           --------------
Weighted average                                                                   18,268,104               18,268,104
                                                                               ==============           ==============

Basic & fully diluted net income (loss) per common share:
 Basic income (loss) per share- continuing operations                          $        (0.01)          $        (0.00)
 Basic income (loss) per share- discontinued operations                                  0.94                     0.00
                                                                               --------------           --------------
 Basic income (loss) per share                                                 $         0.93           $        (0.00)
                                                                               ==============           ==============

 Fully diluted income (loss) per share- continuing operations                  $        (0.01)          $        (0.00)
 Fully diluted income (loss) per share- discontinued operations                          0.94                     0.00
                                                                               --------------           --------------
 Fully diluted income (loss) per share                                         $         0.93           $        (0.00)
                                                                               ==============           ==============

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

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                                30-APR-09            30-APR-08
                                                               -----------          -----------
  Net income (loss) before provision for income taxes          $16,890,442          $   (19,023)
                                                               ===========          ===========
  Current tax expense:
    Federal (discontinued component)                           $ 1,012,004          $         0
    State (discontinued component)                                 367,100                    0
                                                               -----------          -----------
    Total                                                      $ 1,379,104          $         0

  Add deferred tax payable (benefit):
    Timing differences                                           5,063,135             (119,581)
    Allowance for recoverability                                         0              119,581
                                                               -----------          -----------
Provision for income taxes (discontinued component)            $ 6,442,239          $         0
                                                               ===========          ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

  Statutory U.S. federal rate                                           34%                  34%
  Statutory state and local income tax                                  13%                   9%
  Timing differences                                                   -19%                 -43%
                                                               -----------          -----------
  Effective rate                                                        28%                   0%
                                                               ===========          ===========

  Deferred income taxes are comprised of the following:

  Timing differences                                           $         0          $   119,581
  Allowance for recoverability                                           0             (119,581)
                                                               -----------          -----------
  Deferred tax benefit                                         $         0          $         0
                                                               ===========          ===========

6. FIXED ASSETS

Fixed assets at April 30, 2009 are comprised as follows:

                   Equipment                         $ 2,906
                   Accumulated depreciation              (46)
                                                     -------

                   Fixed assets- net                 $ 2,860
                                                     =======

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

8. CONCENTRATION OF CREDIT RISK

The Company has substantially all of its assets in the subordinated note receivable from FX Direct, LLC. In the event FX Direct is adversely affect by future economic conditions relating to its foreign currency dealing business, or in the event FX Directs should become bankrupt, the Company may only receive a pro rata share of the amounts due it. In the event of an FX Direct Dealer bankruptcy, the Company's claims would be subordinate to the claims of the general creditors of FX Direct.

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

The restatement affected the previously issued consolidated balance sheets, consolidated statements of operations, consolidated statement of cash flows, and the consolidated statement of changes in shareholders equity. A highlight of the changes to specific accounts and earnings (loss) per share calculations for fiscal year 2009 is as follows:

                                               As Reported         As Restated
                                                31-Jan-09           31-Jan-09
                                               ------------        ------------

Total assets                                   $ 26,147,336        $  2,549,394
Total liabilities                              $  9,941,209        $  3,498,970
Shareholders' equity (deficit)                 $ 16,206,127        $   (949,576)
Gain on disposal of discontinued component     $ 17,155,703        $          0
Net income (loss)                              $ 16,617,629        $   (538,074)
Fully diluted earnings (loss) per share        $       0.80        $      (0.03)


                                               As Reported         As Restated
                                                30-Apr-09           30-Apr-09
                                               ------------        ------------

Total assets                                   $ 22,150,304        $ 22,150,304
Total liabilities                              $  6,209,438        $  6,209,438
Shareholders' equity (deficit)                 $ 15,940,866        $ 15,940,866
Gain on disposal of discontinued component     $          0        $ 17,155,703
Net income (loss)                              $   (265,261)       $ 16,890,442
Fully diluted earnings (loss) per share        $      (0.02)       $       0.93

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

The Company experienced a loss from continuing operations of ($416,097) in the three months ended April 30, 2009 as compared to ($60,096) in the three months ended April 30, 2008.

The Company had a gain on sale of discontinued component (its interest in FX Direct) in the three months ended April 30, 2009 of $17,155,703.

As a result of the foregoing, the Company had net income of $16,890,442 in the three months ending April 30, 2009 as compared to a net loss of ($19,023 ) in the three months ending April 30, 2008.

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

CASH FLOWS

For the three months ended April 30,2009 cash provided by operating activities was $3,112,030 as compared to cash used in operating activities of ($18,874) for the three months ended April 30,2008. The substantial increase in cash provided by operating activities in the 2009 period reflected the initial proceeds from the closing of the Sale, which was partially offset by the reduction of an accounts payable of $3,302,862 in connection with the payment of accrued compensation expenses.

For the three months ended April 30, 2009, cash provided by investing activities and used in financing activities was $2,399,152 and ($38,551), respectively, as compared to no cash used in investing and financing activities in the three months ended April 30, 2008.

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

(c) OTHER.

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of April 30, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

ITEM 1A. RISK FACTORS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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


Date: November 19, 2009              By: /s/ Abel Raskas
                                         ---------------------------------------
                                         Abel Raskas
                                         President


Date: November 19, 2009               By: /s/ Alex Stelmak
                                         ---------------------------------------
                                          Alex Stelmak
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)