Form 10-Q/A
period 2009-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2009-11-19
CIK 1119046

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

----------
* The registrant has not yet been phased into the interactive data requirements.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:                         5

     Balance sheet as of July 31, 2009 and January 31, 2009                    6

     Statement of income (loss) for three and six months ended
     July 31, 2009 and 2008                                                    7

     Statement of cash flows for six months ended July 31, 2009 and 2008       8

     Statement of changes in shareholders equity for the three and six
     months ended July 31, 2009                                                9

     Notes to condensed consolidated financial statements                     10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.   Controls and Procedures                                             20

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   21

Item 1A.  Risk Factors                                                        21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.   Defaults Upon Senior Securities                                     21

Item 4.   Submission of Matters to a Vote of Security Holders                 21

Item 5.   Other Information                                                   21

Item 6.   Exhibits                                                            21

Signatures                                                                    22

                                EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009 as filed with the Securities and Exchange Commission ("SEC") on September 15, 2009, in response to comments from the staff of the Securities and Exchange Commission on the Company's Annual Report on Form 10-K For the fiscal year ended January 31, 2009.

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

On January 26, 2009, the Company entered into a purchase and sale agreement (the "Purchase Agreement"), by and among the Company, FX Direct as purchaser (the "Purchaser"), MaxQ Investments, LLC ("MaxQ") which is the majority member of the Purchaser and Tradition N.A. ("Tradition"), the remaining member of the Purchaser, pursuant to which the Company agreed to sell (the "Sale") its approximate 25% Membership Interest in FX Direct to FX Direct. On March 17, 2009, the Company completed the Sale of the Membership Interest to FX Direct. The Agreement provided that it was effective as of December 31, 2008, as a result of which the Company was not entitled to receive any allocations of profit, loss or distributions from FX Direct on account of its Membership Interest following such date.

The Company originally accounted for the Sale as being effective in the fiscal year ended January 31, 2009. However, following review of comments from the Staff of the SEC, the Company has determined that the closing of the Sale should be recorded in the first quarter of fiscal 2010.

In light of the conclusion to restate the Company's financial statements, the Company's management and Board of Directors have concluded that readers should no longer rely on the Company's previously filed financial statements and other financial information for the fiscal year ended January 31, 2009 and the quarterly reports for the periods ended April 30, 2009 and July 31, 2009. Revised financial statements for the fiscal quarter ended July 31, 2009 are included in this amended Form 10-Q and an amended annual report on Form 10-K for the fiscal year ended January 31, 2009 and an amended audited quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2009 are being filed simultaneously herewith. Corresponding changes have been made to Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Form 10-Q. All restatements to the financial statements affected are non-cash in nature.

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of July 31, 2009 and January 31, 2009

                                                                               As Restated
                                                                                Unaudited             As Restated
                                                                                31-Jul-09              31-Jan-09
                                                                               ------------           ------------
ASSETS

Current assets:
   Cash & short term deposits                                                  $  6,729,672           $    134,918
   Subordinated note receivable                                                   5,666,664                      0
                                                                               ------------           ------------
      Total current assets                                                       12,396,336                134,918
Other assets:
   Subordinated note receivable- non current portion                              9,444,448                      0
   Investment in FX Direct Dealer                                                     5,000              2,407,058
   Trademark- net                                                                     6,965                  7,418
   Fixed assets- net                                                                  2,713                      0
                                                                               ------------           ------------
      Total assets                                                             $ 21,855,462           $  2,549,394
                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                                         $    136,127           $  3,450,547
   Income taxes payable                                                             701,836                      0
                                                                               ------------           ------------
      Total current liabilities                                                     837,963              3,450,547
Deferred income taxes payable                                                     5,063,135                      0
Shareholder advance payable                                                           9,872                 48,423
                                                                               ------------           ------------
      Total liabilities                                                           5,910,970              3,498,970

Shareholders' equity:
   Series A preferred stock, one share convertible to one share of common;
    13% cumulative non-participating, authorized 1,000,000 shares at
    stated value of $3 per share, issued and outstanding 762,081 shares           1,712,601              1,712,601
   Series B preferred stock, one share convertible to one share of common;
    6% cumulative non-participating, authorized 7,000,000 shares at
    stated value of $3 per share, issued and outstanding 1,609,955 shares         4,384,754              4,384,754
   Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,268,104 shares at January 31, 2009 and
    18,293,104 at July 31, 2009                                                       1,830                  1,827
   Additional paid in capital                                                    32,667,611             32,664,364
   Accumulated deficit                                                          (22,822,304)           (39,713,122)
                                                                               ------------           ------------
      Total shareholders' equity (deficit)                                       15,944,492               (949,576)
                                                                               ------------           ------------

      Total Liabilities & Shareholders' Equity                                 $ 21,855,462           $  2,549,394
                                                                               ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
      For the Six Months and Quarters Ended July 31, 2009 and July 31, 2008

                                                            As Restated                         As Restated
                                                              6 Months          6 Months          3 Months          3 Months
                                                             31-Jul-09         31-Jul-08         31-Jul-09         31-Jul-08
                                                            ------------      ------------      ------------      ------------
General and administrative expenses:
  Salaries and benefits                                     $    253,382      $      8,813      $    187,743      $      3,696
  Consulting                                                      49,000            17,364            (9,651)           17,364
  General administration                                         568,214            93,579           275,643            38,600
  Depreciation                                                       193                 0               147                 0
                                                            ------------      ------------      ------------      ------------
      Total general & administrative expenses                    870,789           119,756           453,882            59,660
                                                            ------------      ------------      ------------      ------------

Net loss from operations                                        (870,789)         (119,756)         (453,882)          (59,660)

Other revenues and expenses:
  Interest income                                                605,904                68           454,258                11
  Sub-lease income                                                     0            61,493                 0            20,477
                                                            ------------      ------------      ------------      ------------

Net income (loss) before provision for income taxes             (264,885)          (58,195)              376           (39,172)

Provision for income taxes                                             0                 0                 0                 0
                                                            ------------      ------------      ------------      ------------

Loss from continuing operations                                 (264,885)          (58,195)              376           (39,172)

Discontinued operations:
  Gain on sale of discontinued component (net of tax)         17,155,703                 0                 0                 0
                                                            ------------      ------------      ------------      ------------

Net income (loss)                                           $ 16,890,818      $    (58,195)     $        376      $    (39,172)
                                                            ============      ============      ============      ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share- continuing operations      $      (0.01)     $      (0.00)     $       0.00      $       0.00
  Basic income (loss) per share- discontinued operations            0.94              0.00              0.00              0.00
                                                            ------------      ------------      ------------      ------------
  Basic income (loss) per share                             $       0.93      $      (0.00)     $       0.00      $       0.00
                                                            ============      ============      ============      ============

  Fully diluted income (loss) per share- continuing
   operations                                               $      (0.01)     $      (0.00)     $       0.00      $       0.00
  Fully diluted income (loss) per share- discontinued
   operations                                                       0.94              0.00              0.00              0.00
                                                            ------------      ------------      ------------      ------------
  Fully diluted income (loss) per share                     $       0.93      $      (0.00)     $       0.00      $       0.00
                                                            ============      ============      ============      ============

Weighted average of common shares outstanding:
  Basic                                                       18,293,104        18,268,104        18,293,104        18,268,104
  Fully diluted                                               18,270,604        18,268,104        18,289,107        18,268,104


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2009 and July 31, 2008

                                                              As Restated
                                                               31-Jul-09              31-Jul-08
                                                              ------------           ------------
Operating Activities:
  Net income (loss)                                           $ 16,890,818           $    (58,195)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                      453                    302
     Depreciation                                                      193                      0
     Impairment expense                                              3,250                      0
     Gain on sale of FXDD (Discontinued component)             (17,155,703                      0
  Changes in other operating assets and liabilities:
     Note receivable                                             2,044,591                      0
     Accounts payable                                           (3,314,420)                     0
     Income taxes payable                                          701,836                      0
     Deferred income taxes payable                               5,063,135                      0
                                                              ------------           ------------
Net cash provided (used by) operations                           4,234,153                (57,893)

Investing activities:
  Purchase of office equipment                                      (2,906)                     0
  Sale of FXDD investment (Discontinued component)               2,402,058                      0
                                                              ------------           ------------
Net cash provided by investing activities                        2,399,152                      0

Financing Activities:
  Advances from shareholders                                       (38,551)                13,303
                                                              ------------           ------------
Net cash provided by financing activities                          (38,551)                13,303
                                                              ------------           ------------

Net increase (decrease) in cash during the year               $  6,594,754                (44,590)

Cash balance at January 31st                                       134,918                 67,287
                                                              ------------           ------------

Cash balance at July 31st                                     $  6,729,672           $     22,697
                                                              ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                             $          0           $          0
  Income taxes paid during the period                         $    677,268           $          0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity For the Six Months Ended July 31, 2009 and July 31, 2008
                                   (Unaudited)

                                        Common      Common     Preferred   Preferred       Paid in       Accumulated
                                        Shares     Par Value     Shares      Value         Capital         Deficit         Total
                                        ------     ---------     ------      -----         -------         -------         -----

Balance at January 31, 2009           18,268,104    $1,827      2,372,036   $6,097,355    $32,664,364   $(39,713,122)  $  (949,576)

Issuance of common stock for
 MovieIdiot.com                           25,000         3                                      3,247                        3,250

Net loss for the period                                                                                   16,890,818    16,890,818
                                      ----------    ------     ----------   ----------    -----------   ------------   -----------
Balance at July 31, 2009 -
 As restated                          18,293,104    $1,830      2,372,036   $6,097,355    $32,667,611   $(22,822,304)  $15,944,492
                                      ==========    ======     ==========   ==========    ===========   ============   ===========

Balance at January 31, 2008           18,268,104    $1,827      2,372,036   $6,097,355    $32,664,364   $(38,674,366)  $    89,180

Net loss for the period                                                                                      (58,195)      (58,195)
                                      ----------    ------     ----------   ----------    -----------   ------------   -----------

Balance at July 31, 2008              18,268,104    $1,827      2,372,036   $6,097,355    $32,664,364   $(38,732,561)  $    30,985
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

                                                                            31-Jul-09                31-Jul-08
                                                                          --------------           --------------
Loss from continuing operations net of preferred dividends in arrears     $     (264,885)          $      (58,195)
Income from discontinued component                                            17,155,703                        0
                                                                          --------------           --------------
Net income (loss) available to common shareholders                        $   16,890,818           $     (661,489)
                                                                          ==============           ==============

Basic shares outstanding (weighted average)                                   18,293,104               18,268,104
Weighted average                                                              18,270,604               18,268,104

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share- continuing operations                    $        (0.01)          $        (0.00)
  Basic income (loss) per share- discontinued operations                            0.94                     0.00
                                                                          --------------           --------------
  Basic income (loss) per share                                           $         0.93           $        (0.00)
                                                                          ==============           ==============

  Fully diluted income (loss) per share- continuing operations            $        (0.01)          $        (0.00)
  Fully diluted income (loss) per share- discontinued operations                    0.94                     0.00
                                                                          --------------           --------------
  Fully diluted income (loss) per share                                   $         0.93           $        (0.00)
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

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                              31-Jul-09            31-Jul-08
                                                             -----------          -----------
Net income (loss) before provision for income taxes          $16,890,818          $   (58,195)
                                                             ===========          ===========
Current tax expense:
  Federal                                                    $ 1,012,004          $         0
  State                                                          367,100                    0
                                                             -----------          -----------
  Total                                                        1,379,104                    0

Add deferred tax payable (benefit):
  Timing differences                                           5,063,135             (157,401)
  Allowance for recoverability                                         0              157,401
                                                             -----------          -----------
  Provision for income taxes                                 $ 6,442,239          $         0
                                                             ===========          ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                           34%                  15%
Statutory state and local income tax                                  13%                  13%
Timing differences                                                   -47%                 -28%
                                                             -----------          -----------
Effective rate                                                         0%                   0%
                                                             ===========          ===========

Deferred income taxes are comprised of the following:

Timing differences                                           $         0          $   157,401
Allowance for recoverability                                           0             (157,401)
                                                             -----------          -----------
Deferred tax benefit                                         $         0          $         0
                                                             ===========          ===========

6. FIXED ASSETS

Fixed assets at July 31, 2009 are comprised as follows:

                   Equipment                         $ 2,906
                   Accumulated depreciation             (193)
                                                     -------

                   Fixed assets- net                 $ 2,713
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

10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for the years ended January 31, 2009 and January 31, 2008, management determined that the sale of its interest in FX Direct Dealer occurred in March 2009 and not in January 2009. Accordingly, the result of the sale of the interest has been adjusted to a sale date of March 9, 2009.

The restatement affected the previously issued consolidated balance sheets, consolidated statements of operations, consolidated statement of cash flows, and the consolidated statement of changes in shareholders equity. A highlight of the changes to specific accounts and earnings (loss) per share calculations for fiscal year 2009 is as follows:

                                             As Reported          As Restated
                                              31-Jan-09            31-Jan-09
                                             ------------         ------------

Total assets                                 $ 26,147,336         $  2,549,394
Total liabilities                            $  9,941,209         $  3,498,970
Shareholders' equity (deficit)               $ 16,206,127         $   (949,576)
Gain on disposal of discontinued component   $ 17,155,703         $          0
Net income (loss)                            $ 16,617,629         $   (538,074)
Fully diluted earnings (loss) per share      $       0.80         $      (0.03)

                                             As Reported          As Restated
                                              31-Jul-09            31-Jul-09
                                             ------------         ------------

Gain on disposal of discontinued component   $          0         $ 17,155,703
Net income (loss)                            $   (264,885)        $ 16,890,818
Fully diluted earnings (loss) per share      $      (0.02)        $       0.93

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

The Company experienced income (loss) from continuing operations of income of $376 and a loss of ($264,885), respectively, in the three and six months ended July 31, 2009 and a loss of ($39,172) and ($58,195), respectively, in the three and six months ended July 31, 2009.

The Company had a gain on sale of discontinued component (its interest in FX Direct) in the six months ended July 31, 2009 of $17,155,703.

As a result of the foregoing, the Company had net income of $376 and $16,890,818, respectively, in the three and six months ended July 31, 2009 as compared to a net loss of ($39,172) and ($58,195) in the three and six months ended July 31, 2008.

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

CASH FLOWS

For the six months ended July 31, 2009 net cash provided by operating activities was $4,234,153 as compared to cash used in operating activities of ($57,893) for the six months ended July 31, 2008. The substantial increase in cash provided by operating activities in the 2009 period reflected the initial proceeds of the Sale, which was partially offset by the reduction of an accounts payable of $3,314,420 in connection with the payment of accrued compensation expenses.

For the six months ended July 31, 2009, cash provided by (used in) in investing activities and financing activities was $2,399,152 and ($38,551), respectively, as compared to no cash used in investing and $13,303 provided by financing activities in the six months ended July 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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