Form 10-Q
period 2009-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2009-12-14
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the Period ended October 31, 2009

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

As of October 31, 2009, the registrant had 18,293,104 shares of common stock $0.0001 par value, issued and outstanding.

----------
* The registrant has not yet been phased into the interactive data requirements.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:                       3

Balance sheet as of October 31, 2009 and January 31, 2009                     4

Statement of income (loss) for three and nine months ended
October 31, 2009 and 2008                                                     5

Statement of cash flows for nine months ended October 31, 2009 and 2008       6

Statement of changes in shareholders equity for the three and nine months
ended October 31, 2009                                                        7

Notes to condensed consolidated financial statements                          8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         19

Item 4.   Controls and Procedures                                            19

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  20

Item 1A.  Risk Factors                                                       20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        20

Item 3.   Defaults Upon Senior Securities                                    20

Item 4.   Submission of Matters to a Vote of Security Holders                20

Item 5.   Other Information                                                  20

Item 6.   Exhibits                                                           20

Signatures                                                                   21

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of October 31, 2009 and January 31, 2009

                                                                                Unaudited             As Restated
                                                                                31-Oct-09              31-Jan-09
                                                                               ------------           ------------
ASSETS

Current assets:
  Cash & short term deposits                                                   $  2,843,390           $    134,918
  Short term investments                                                          5,134,930                      0
  Subordinated note receivable                                                    5,666,667                      0
                                                                               ------------           ------------
      Total current assets                                                       13,644,987                134,918
Other assets:
  Subordinated note receivable- non current portion                               8,027,778                      0
  Investment in FX Direct Dealer                                                      5,000              2,407,058
  Trademark- net                                                                      6,813                  7,418
  Fixed assets- net                                                                   2,567                      0
                                                                               ------------           ------------

      Total assets                                                             $ 21,687,145           $  2,549,394
                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                          $    121,985           $  3,450,547
  Income taxes payable                                                              414,826                      0
                                                                               ------------           ------------
      Total current liabilities                                                     536,811              3,450,547
Deferred income taxes payable                                                     5,063,135                      0
Shareholder advance payable                                                           9,872                 48,423
                                                                               ------------           ------------
      Total liabilities                                                           5,609,818              3,498,970

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   13% cumulative non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares            1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common;
   6% cumulative non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares          4,384,754              4,384,754
  Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,268,104 shares at January 31, 2009 and
   18,293,104 at October 31, 2009                                                     1,830                  1,827
  Additional paid in capital                                                     32,667,611             32,664,364
  Accumulated deficit                                                           (22,689,469)           (39,713,122)
                                                                               ------------           ------------
      Total shareholders' equity (deficit)                                       16,077,327               (949,576)
                                                                               ------------           ------------

      Total Liabilities & Shareholders' Equity                                 $ 21,687,145           $  2,549,394
                                                                               ============           ============


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
  For the Nine Months and Quarters Ended October 31, 2009 and October 31, 2008

                                                                   Unaudited        Unaudited        Unaudited        Unaudited
                                                                   9 Months         9 Months         3 Months         3 Months
                                                                   31-Oct-09        31-Oct-08        31-Oct-09        31-Oct-08
                                                                  ------------     ------------     ------------     ------------
General and administrative expenses:
  Salaries and benefits                                           $    431,659     $    106,533     $    178,277     $     97,719
  Consulting                                                            57,000           19,990            8,000            2,626
  General administration                                               728,384          161,155          160,170           36,975
  Depreciation                                                             339                0              146                0
                                                                  ------------     ------------     ------------     ------------
      Total general & administrative expenses                        1,217,382          287,678          346,593          137,320
                                                                  ------------     ------------     ------------     ------------
Net loss from operations                                            (1,217,382)        (287,678)        (346,593)        (137,320)

Other revenues and expenses:
  Interest income                                                      949,202               69          343,298                0
  Gain on short term investments                                       136,130                0          136,130                0
  Sub-lease income                                                           0           30,892                0                0
                                                                  ------------     ------------     ------------     ------------
Net income (loss) before provision for income taxes                   (132,050)        (256,717)         132,835         (137,320)

Provision for income taxes                                                   0                0                0                0
                                                                  ------------     ------------     ------------     ------------
Income (Loss) from continuing operations                              (132,050)        (256,717)         132,835         (137,320)

Discontinued operations:
  Gain on sale of discontinued component (net of tax)               17,155,703                0                0                0
                                                                  ------------     ------------     ------------     ------------

Net income (loss)                                                 $ 17,023,653     $   (256,717)    $    132,835     $   (137,320)
                                                                  ============     ============     ============     ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share- continuing operations            $      (0.01)    $      (0.01)    $       0.00     $      (0.01)
  Basic income (loss) per share- discontinued operations                  0.94             0.00             0.00             0.00
                                                                  ------------     ------------     ------------     ------------
  Basic income (loss) per share                                   $       0.94     $      (0.01)    $       0.00     $      (0.01)
                                                                  ============     ============     ============     ============

  Fully diluted income (loss) per share- continuing operations    $      (0.01)    $      (0.01)    $       0.00     $      (0.01)
  Fully diluted income (loss) per share- discontinued operations          0.94             0.00             0.00             0.00
                                                                  ------------     ------------     ------------     ------------
  Fully diluted income (loss) per share                           $       0.94     $      (0.01)    $       0.00     $      (0.01)
                                                                  ============     ============     ============     ============

Weighted average of common shares outstanding:
  Basic                                                             18,293,104       18,268,104       18,293,104       18,268,104
  Fully diluted                                                     18,278,214       18,268,104       18,293,104       18,268,104


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
         For the Nine Months Ended October 31, 2009 and October 31, 2008

                                                                          Unaudited              Unaudited
                                                                          31-Oct-09              31-Oct-08
                                                                        ------------           ------------
Operating Activities:
  Net income (loss)                                                     $ 17,023,653           $   (256,717)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                                605                    454
     Depreciation                                                                339                      0
     Impairment expense                                                        3,250                      0
     Gain on sale of FXDD               Discontinued component           (17,155,703)                     0
  Changes in other operating assets and liabilities:
     Note receivable                                                       3,461,258                      0
     Accounts payable                                                     (3,328,562)               137,260
     Income taxes payable                                                    414,826                      0
     Deferred income taxes payable                                         5,063,135                      0
                                                                        ------------           ------------
Net cash provided (used by) operations                                     5,482,801               (119,003)

Investing activities:
  Purchase of office equipment                                                (2,906)                     0
  Investment in short term marketable securities                          (5,134,930)                     0
  Sale of FXDD investment               Discontinued component             2,402,058                      0
                                                                        ------------           ------------
Net cash used in investing activities                                     (2,735,778)                     0

Financing Activities:
  Advances from shareholders                                                 (38,551)                91,786
                                                                        ------------           ------------
Net cash provided (used in) by financing                                     (38,551)                91,786
activities
                                                                        ------------           ------------

Net increase (decrease) in cash during the year                            2,708,472                (27,217)

Cash balance at January 31st                                                 134,918                 67,287
                                                                        ------------           ------------

Cash balance at October 31st                                            $  2,843,390           $     40,070
                                                                        ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                                       $          0           $          0
  Income taxes paid during the period                                   $    967,278           $          0


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
         For the Nine Months Ended October 31, 2009 and October 31, 2008
                                   (Unaudited)

                                  Common       Common     Preferred     Preferred      Paid in       Accumulated
                                  Shares      Par Value     Shares        Value        Capital         Deficit          Total
                                  ------      ---------     ------        -----        -------         -------          -----
Balance at January 31, 2009     18,268,104     $ 1,827     2,372,036    $6,097,355    $32,664,364    $(39,713,122)   $  (949,576)
Purchase of Movie Idiot             25,000           3                                      3,247                          3,250
Net income for the period                                                                              17,023,653     17,023,653
                                ----------     -------     ---------    ----------    -----------    ------------    -----------
Balance at October 31, 2009     18,293,104     $ 1,830     2,372,036    $6,097,355    $32,667,611    $(22,689,469)   $16,077,327
                                ==========     =======     =========    ==========    ===========    ============    ===========

Balance at January 31, 2008     18,268,104     $ 1,827     2,372,036    $6,097,355    $32,664,364    $(39,175,048)   $  (411,502)
Net loss for the period                                                                                  (256,717)      (256,717)
                                ----------     -------     ---------    ----------    -----------    ------------    -----------
Balance at October 31, 2008     18,268,104     $ 1,827     2,372,036    $6,097,355    $32,664,364    $(39,431,765)   $  (668,219)
                                ==========     =======     =========    ==========    ===========    ============    ===========


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
         For the Nine Months Ended October 31, 2009 and October 31, 2008


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

SHORT TERM INVESTMENTS- Short term investments include highly liquid investments in asset backed securities, corporate bonds, and municipal bonds. The investments are stated at market value at October 31, 2009.

BAD DEBT EXPENSE- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors in regards to the account receivable. These factors include economic conditions, the paying performance of the account receivable, and an analysis of the credit worthiness of the payee.

SUBORDINATED NOTE RECEIVABLE- The subordinated loan receivable from FXDD as a result of the sale of the Company's interest in the joint venture, is stated at fair value, net of any reserve for uncollectibility.

SFAS 157- The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), to account for its short term investments and subordinated notes receivable, which among other things, requires enhanced disclosures about financial instruments carried at fair value.

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

                                                                               31-Oct-09                31-Oct-08
                                                                            --------------           --------------
Loss from continuing operations net of preferred dividends in arrears       $     (132,050)          $     (256,717)
Income from discontinued component                                              17,155,703                        0
                                                                            --------------           --------------
Net income (loss) available to common shareholders                          $   17,023,653           $     (661,489)
                                                                            ==============           ==============

Basic shares outstanding (weighted average)                                     18,293,104               18,268,104
Weighted average                                                                18,278,214               18,268,104

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share- continuing operations                      $        (0.01)          $        (0.01)
  Basic income (loss) per share- discontinued operations                              0.94                     0.00
                                                                            --------------           --------------
  Basic income (loss) per share                                             $         0.94           $        (0.01)
                                                                            ==============           ==============

  Fully diluted income (loss) per share- continuing operations              $        (0.01)          $        (0.01)
  Fully diluted income (loss) per share- discontinued operations                      0.94                     0.00
                                                                            --------------           --------------
  Fully diluted income (loss) per share                                     $         0.94           $        (0.01)
                                                                            ==============           ==============

3. OPTIONS

The Company applies SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" to account for option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. There is no formal stock option plan for employees. All the options outstanding at July 31, 2009 have expired.

                                                                        Wgtd Avg
                                                       Wgtd Avg         Years to
                                         Amount     Exercise Price      Maturity
                                         ------     --------------      --------

Outstanding at January 31, 2009         3,835,690         $5              0.51

Issued                                          0
Expired                                (3,835,690)
Exercised                                       0
                                       ----------

Outstanding at October 31, 2009                 0
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

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                                              31-Oct-09             31-Oct-08
                                                                             -----------           -----------
Net income (loss) before provision for income taxes                          $17,023,653           $  (256,717)
                                                                             ===========           ===========

Current tax expense:
  Federal                                                                    $ 1,233,667           $         0
  State                                                                          528,714                     0
                                                                             -----------           -----------
  Total                                                                      $ 1,762,381           $         0

Add deferred tax payable (benefit):
  Timing differences                                                         $ 5,063,134           $   157,401
  Allowance for recoverability                                                         0              (157,401)
                                                                             -----------           -----------
  Provision for income taxes                                                 $ 6,825,516           $         0
                                                                             ===========           ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                                           34%                   15%
Statutory state and local income tax                                                  13%                   13%
Timing differences                                                                   -47%                  -28%
                                                                             -----------           -----------
Effective rate                                                                         0%                    0%
                                                                             ===========           ===========

Deferred income taxes are comprised of the following:

Timing differences                                                           $         0           $   157,401
Allowance for recoverability                                                           0              (157,401)
                                                                             -----------           -----------
Deferred tax benefit                                                         $         0           $         0
                                                                             ===========           ===========

6. FIXED ASSETS

Fixed assets at October 31, 2009 are comprised as follows:

                   Equipment                         $ 2,906
                   Accumulated depreciation             (339)
                                                     -------

                   Fixed assets- net                 $ 2,567
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

In addition, the Company has a substantial investment in short term marketable securities on deposit with a bank which are not fully insured. In the event of the financial insolvency of this bank, the Company may be limited to a pro rata share of the amounts invested.

At October 31, 2009, the Company has deposits of cash and short term deposit certificates which are in excess of insured amount by $2,593,390.

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

11. SALE OF THE INVESTMENT IN FX DIRECT DEALER

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

12. COMPANY INVESTMENTS

The following table summarizes the valuation of the Company's investments by the above SFAS No. 157 fair value hierarchy levels as of October 31, 2009.

                                    Level I          Level II         Level III
                                  -----------      -----------       -----------
Short term investments            $ 5,134,930      $         0       $         0
Subordinated note receivable                0       13,694,445                 0
                                  -----------      -----------       -----------

   Totals                         $ 5,134,930      $13,694,445       $         0
                                  ===========      ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

     Some of the information contained in this Quarterly Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Unless otherwise required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, those set forth under the heading "Risk Factors" in this Quarterly Report as well as in Item 1A of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2009.

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

RESULTS OF OPERATIONS

     The Company did not generate any revenues from software maintenance in the three and nine month periods ended October 31, 2009 or the three and nine month periods ended October 31, 2008, as the Company's software servicing and maintenance services for FX Direct were terminated in fiscal 2008 (which ended as of January 31, 2008) and there were no revenues generated by the Company from its other software products during any of these periods.

     General and administrative expenses in the three and nine month periods ended October 31, 2009 increased to $346,593 and $1,217,832, respectively, as compared to $137,320 and $287,678, respectively, in the three and nine month periods ended October 31, 2008, primarily as a result of an increase in professional fees in connection with closing the Sale and in responding to a previously disclosed SEC investigation and increased compensation expenses.

     The Company experienced income (loss) from continuing operations of income of $132,835 and a loss of ($132,050), respectively, in the three and nine months ended October 31, 2009 and losses of ($137,320) and ($256,717), respectively, in the three and nine months ended October 31, 2009. The increase in income (decrease in loss) from continuing operations in the three and nine month periods ended October 31, 2009 resulted from an increase in interest income and gains from short term investments with respect to a portion of the proceeds of the Sale.

     The Company had a gain on sale of discontinued component (its interest in FX Direct) in the nine months ended October 31, 2009 of $17,155,703.

     As a result of the foregoing, the Company had net income of $132,835 and $17,023,653, respectively, in the three and nine months ended October 31, 2009 as compared to net losses of ($137,320) and ($256,717), respectively, in the three and nine months ended October 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2009, the Company had cash and short term investments on hand of $7,978,320 as compared with cash of $134,918 at January 31, 2009.

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

CASH FLOWS

     For the nine months ended October 31, 2009 net cash provided by operating activities was $5,482,801 as compared to cash used in operating activities of ($119,003) for the nine months ended October 31, 2008. The substantial increase in cash provided by operating activities in the 2009 period reflected the proceeds of the Sale, which was partially offset by the reduction of an accounts payable of $3,328,562 primarily in connection with the payment of accrued compensation expenses.

     For the nine months ended October 31, 2009, net cash used in investing activities was ($2,735,778), representing short-term investments, net of the gain from the Sale as compared to no net cash used in investing activities in the 2008 nine month period.

     For the nine months ended October 31, 2009, net cash used in financing activities was ($38,551), representing repayment of shareholder advances as compared to net cash provided by financing activities of $91,786 in the 2008 nine month period, representing shareholder advances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At October 31, 2009, the Company had no outstanding loan facilities.

ITEM 4. CONTROLS AND PROCEDURES.

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

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of October 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Reference is made to Item 3 in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2009.

ITEM 1A. RISK FACTORS.

     An investment in the Company involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable

ITEM 5. OTHER INFORMATION.

     Not Applicable

ITEM 6. EXHIBITS.

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


Date: December 14, 2009         By: /s/ Abel Raskas
                                    --------------------------------------------
                                    Abel Raskas
                                    President


Date: December 14, 2009         By: /s/ Alex Stelmak
                                    --------------------------------------------
                                    Alex Stelmak
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    (Principal Executive Officer,
                                    Principal Financial and
                                    Principal Accounting Officer)