Form 10-K/A
period 2009-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2010-01-27
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

Not Applicable

                               AMENDMENT NO. 2 TO
                                    FORM 10-K
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS

                                     PART I

Explanatory Note                                                               3

Forward Looking Statements                                                     3

                                    PART II

Item 6.  Selected Financial Data                                               4

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                  5

Item 7A. Quantitative and Qualitative Disclosures About Market Risk            6

Item 8.  Financial Statements and Supplementary Data                           6

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                  6

Item 9A. Controls and Procedures                                               7

Item 9B. Other Information                                                     8

Signatures                                                                     9

                                EXPLANATORY NOTE

     We are amending our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the "Form 10-K"), as originally filed with the Securities and Exchange Commission ("SEC") on May 10, 2009, as previously amended by Amendment No. 1 thereto ("Form 10-K/A-1") filed on November 19, 2009, regarding certain of the disclosures which appeared therein.

     We are filing this amendment No. 2 to the Form 10-K ("Form 10-K/A-2") in response to a comment received from the SEC in connection with its review of the Form 10-K/A-1 to (1) evaluate the effectiveness of our disclosure controls and internal controls in light of the restatement of our fiscal 2009 financial statements that was set forth in the 10-K/A-1, and (2) revise the presentation of the activity of our investment in FX Direct Dealer, LLC ("FX Direct") from discontinued operations to part of continuing operations.

     Following such evaluation, we have determined that the failure of the Company to properly account for the sale of its membership interest in FX Direct, was a material weakness in its internal control over financial reporting as a result of which the Company has amended Item 9A of this Form 10-K/A-2 to indicate that its disclosure controls and its internal control over financial reporting were not effective as of January 31, 2009.

     This Form 10-K/A-2 also reflects changes to Item 8 Financial Statements in response to additional comments from the SEC thereon. Corresponding changes have been made to Item 6 (Selected Financial Data) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Form 10-K. All restatements to the financial statements affected are non-cash in nature.

     Finally, we are including currently dated officer certifications which appear as Exhibits 31.1, 31.2 and 32.1 to this amended report. Other than these changes, all other information concerning our company remains as contained in the Form 10-K/A-1.

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

                                     PART II

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

STATEMENT OF OPERATIONS DATA:

                                                          As Restated
                                                           31-Jan-09              31-Jan-08
                                                         ------------           ------------
Revenues:
  Revenues from software maintenance                     $          0           $    919,000
  Software maintenance costs                                        0               (591,000)
                                                         ------------           ------------
      Net revenues                                                  0                328,000

General and administrative expenses:                          515,398              3,160,071
  Salaries and benefits                                        17,690                 37,501
  Promotion & investor relations                               12,823                  5,594
  Consulting                                                  277,577                405,646
  General administration                                            0                 19,079
                                                         ------------           ------------
      Total general and administrative expenses               823,488              3,627,891
                                                         ------------           ------------

Net loss from operations                                     (823,488)            (3,299,891)

Other revenues and expenses:
  Gain on investment in FX Direct Dealer                            0              2,407,058
  Interest income                                                  71                  1,734
  Software consulting                                         254,451                100,000
  Sub-lease income                                             30,892                129,610
                                                         ------------           ------------
Net (loss)                                                   (538,074)              (661,489)
                                                         ============           ============

Net (loss) per common share:
  Basic                                                  $      (0.03)          $      (0.04)
  Fully diluted                                          $      (0.03)          $      (0.04)

Weighted average of common shares outstanding:
  Basic                                                    18,268,104             18,085,135
  Fully diluted                                            18,268,104             18,085,135

BALANCE SHEET DATA

                                                                    As at January 31,
                                                              2009                  2008
                                                          -----------           ------------
Total assets                                              $ 2,549,394           $  2,527,218
Total liabilities                                           3,498,970              2,938,720
                                                          -----------           ------------

Stockholders' equity (deficit)                            $  (949,576)          $   (411,502)
                                                          -----------           ------------

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

RESULTS OF OPERATIONS

     The Company did not generate any revenues from software maintenance in the fiscal year ended January 31, 2009 as compared to $919,000 in revenues from software maintenance in the fiscal year ended January 31, 2008 as the Company's software servicing and maintenance services for FX Direct were terminated in fiscal 2008.

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

     The Company had other revenues of $285,414 in fiscal 2009, principally software consulting fees, as compared to other revenues of $2,638,402 in fiscal 2008, principally gains on the Company's investment in FX Direct.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, and in light of the material weakness in our internal controls described below, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were not effective as of the end of the period covered by this report.

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

     As indicated in the Company's Form 8-K filed with the SEC on November 17, 2009, the Chief Financial Officer of the Company in consultation with the Board of Directors and Donohue Associates, L.L.C., its independent registered public accounting firm determined that it was necessary to amend and restate the Company's financial statements for the fiscal year ended January 31, 2009 included in the Form 10-K as well as the Company's quarterly reports for the periods ended April 30, 2009 and July 31, 2009 with respect to the timing of the sale of the Company's approximately 25% joint venture interest (the "Membership Interest") in FX Direct.

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

     The Company originally accounted for the Sale as being effective in the fiscal year ended January 31, 2009. However, following review of comments from the Staff of the SEC, the Company determined that the closing of the Sale should have been recorded in the first quarter of fiscal 2010.

     The Company's management has assessed the effect of the restatement on the Company's disclosure controls and procedures and internal control over financial reporting, and has determined that a material weakness exists with respect to our reporting of complex and non-routine transactions.

     A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of January 31, 2009 existed as we had limited staff that did not allow us to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions.

     During fiscal 2010, the Company hired a part-time accountant to prepare the Company's financial statements under the supervision of the Company's chief financial officer. In addition, to address the material weakness, the Company intends to engage outside experts to provide counsel and guidance in areas where it cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions).

     Based on our evaluation of internal control over financial reporting, and in light of the determination concerning the material weakness, our management concluded that our internal control over financial reporting was not effective as of January 31, 2009.

     This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(d) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of January 31, 2009, that our disclosure controls and procedures were not effective in achieving that level of reasonable assurance.

ITEM 9B. OTHER INFORMATION

     None.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: January 26, 2010    By: /s/ Alex Stelmak
                               -------------------------------------------------
                               Alex Stelmak
                               Chief Executive Officer and Director
                               (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)


Dated: January 26, 2010    By: /s/ Abel Raskas
                               -------------------------------------------------
                               Abel Raskas
                               President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: January 26, 2010    By: /s/ Alex Stelmak
                               -------------------------------------------------
                               Alex Stelmak
                               Director


Dated: January 26, 2010    By: /s/ Abel Raskas
                               -------------------------------------------------
                               Abel Raskas
                               Director


Dated: January 26, 2010    By: /s/ Stan Mashov
                               -------------------------------------------------
                               Stan Mashov
                               Director

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

Notes to Consolidated Financial Statements                                   F-6

                           DONAHUE ASSOCIATES, L.L.C.
                           27 BEACH ROAD, SUITE CO5-A
                            MONMOUTH BEACH, NJ. 07750
                              PHONE: (732) 229-7723


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Advanced Technologies Group, Ltd.

We have audited the accompanying consolidated balance sheets of Advanced Technologies Group, Ltd as of January 31, 2009 and January 31, 2008 and the related consolidated statements of operations and changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Advanced Technologies Group, Ltd as of January 31, 2009 and January 31, 2008, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the consolidated financial statements as of January 31, 2009 have been restated.


/s/ Donahue Associates, LLC.
--------------------------------------
Donahue Associates, LLC.
January 22, 2010
Monmouth Beach, NJ

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

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2009 and January 31, 2008

                                                         As Restated
                                                          31-Jan-09              31-Jan-08
                                                         ------------           ------------
Revenues:
  Revenues from software maintenance                     $          0           $    919,000
  Software maintenance costs                                        0               (591,000)
                                                         ------------           ------------
      Net revenues                                                  0                328,000

General and administrative expenses:
  Salaries and benefits                                       515,398              3,160,071
  Promotion & investor relations                               17,690                 37,501
  Consulting                                                   12,823                  5,594
  General administration                                      277,577                405,646
  Depreciation                                                      0                 19,079
                                                         ------------           ------------
      Total general and administrative expenses               823,488              3,627,891
                                                         ------------           ------------

Net loss from operations                                     (823,488)            (3,299,891)

Other revenues and expenses:
  Gain on investment in FX Direct Dealer                            0              2,407,058
  Interest income                                                  71                  1,734
  Software consulting                                         254,451                100,000
  Sub-lease income                                             30,892                129,610
                                                         ------------           ------------

Net (loss)                                               $   (538,074)          $   (661,489)
                                                         ============           ============

Net (loss) per common share:
  Basic                                                  $      (0.03)          $      (0.04)
  Fully diluted                                          $      (0.03)          $      (0.04)

Weighted average of common shares outstanding:
  Basic                                                    18,268,104             18,085,135
  Fully diluted                                            18,268,104             18,085,135


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

The Company sold its interest in the joint venture in the first quarter of fiscal year 2010 (see Note 11).

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

INVESTMENT IN FX DIRECT DEALER- The Company's interest in the joint venture is accounted for at cost basis and adjusted for the Company's share in any net profits or losses of the joint venture. The Company has received no cash distributions since its investment in the joint venture in March 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances, but provides clarification on acceptable fair valuation methods and applications. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material affect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material affect on the Company's consolidated financial statements.

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

7. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                     2009               2008
                                                 -----------        -----------

Net (loss) before provision for income taxes     $  (538,074)       $  (661,489)
                                                 ===========        ===========
Current tax expense:
  Federal                                        $         0        $         0
  State                                                    0                  0
                                                 -----------        -----------
  Total                                          $         0        $         0

Add deferred tax payable (benefit):
  Timing differences                              (4,466,066)        (3,135,104)
  Allowance for recoverability                     4,466,066          3,135,104
                                                 -----------        -----------
  Provision for income taxes                     $         0        $         0
                                                 ===========        ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                               34%                34%
Statutory state and local income tax                      13%                 9%
Timing differences                                       -47%               -43%
                                                 -----------        -----------
Effective rate                                             0%                 0%
                                                 ===========        ===========

Deferred income taxes are comprised of the following:

Timing differences                               $ 4,466,066        $ 3,135,104
Allowance for recoverability                      (4,466,066)        (3,135,104)
                                                 -----------        -----------
Deferred tax benefit                             $         0        $         0
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

11. SUBSEQUENT EVENT- SALE OF THE INVESTMENT IN FX DIRECT DEALER

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

In March 2009, the Company received $9 million in cash from FX Direct as per the terms of the sale.

In April 2009, the first installment on the subordinated note receivable was received from FX Direct Dealer, LLC.

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

2009 RESTATEMENT

Subsequent to the issuance of the financial statements for the years ended January 31, 2009 and January 31, 2008, management determined that the effective date of the sale of its interest in FX Direct Dealer, as discussed in Note 11, occurred in March 2009 and not in January 2009. Accordingly, the result of the sale of the interest has been adjusted to a sale date of March 9, 2009. The sale of this investment and resulting gain have been reflected in the financial statements for the quarter ended April 30, 2009.

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

In the initial amendment to the Company's financial statements, as described above, we had previously reported the activity from our investment in FX Direct as a "discontinued operation." Management has now determined that the disposition of this investment did not meet the requirements of a "discontinued operation" and as such , has restated its 2009, and comparative 2008, financial statements as a second amendment to the Company's financial statements, to reflect the activity of the FX Direct investment as part of continuing operations. The effects of this restatement are as follows:

                             As Reported        As Restated        As Reported        As Restated
                                2009               2009               2008               2008
                             -----------        -----------        -----------        -----------
Total Revenue                $         0        $         0        $         0        $   328,000
Loss from continuing
 operations                  $  (792,525)       $  (538,074)       $(3,396,547)       $  (661,489)
Discontinued Operations      $   254,451        $         0        $ 2,735,058        $         0
Net Loss                     $  (538,074)       $  (538,074)       $  (661,489)       $  (661,489)
Loss per share from
Continuing operations        $     (0.04)       $     (0.03)       $     (0.19)       $     (0.04)
Income per share from
discontinued operations      $      0.01        $         0        $      0.15        $         0
Loss per share               $     (0.03)       $     (0.03)       $     (0.04)       $     (0.04)

2008 RESTATEMENT

Subsequent to the issuance of the financial statements for the years ended January 31, 2008 and January 31, 2007, the Company received financial information from FX Direct regarding its joint venture investment in FX Direct Dealer, LLC pertaining to fiscal year 2008. This new information required the restatement of the financial statements previously issued for gains on its investment in FX Direct Dealer and also the accrual of salaries to the Company's officers discussed in Note 10.

The restatement affected the previously issued consolidated balance sheets, consolidated statements of operations, consolidated statement of cash flows, and the consolidated statement of changes in shareholders equity. A highlight of the changes to specific accounts and earning (loss) per share calculations for fiscal year 2008 is as follows:

                                               As Reported          As Restated
                                                31-Jan-08            31-Jan-08
                                               -----------          -----------
Net income (loss)                              $  (160,807)         $  (661,489)
Total assets                                   $   120,160          $ 2,527,218
Total liabilities                              $    30,980          $ 2,938,720
Shareholders' equity                           $    89,180          $  (411,502)
Earnings (loss) per share -
 basic & fully diluted                         $     (0.01)         $     (0.04)