Form 10-Q/A
period 2009-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2010-01-27
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

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

----------
* The registrant has not yet been phased into the interactive data requirements.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part  I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:                         4

      Balance sheet as of April 30, 2009 and January 31, 2009                  5

      Statement of income (loss) for three months ended April 30, 2009
      and 2008                                                                 6

      Statement of cash flows for three months ended April 30, 2009 and 2008   7

      Statement of changes in shareholders equity for the three months ended
      April 30, 2009                                                           8

      Notes to condensed consolidated financial statements                     9

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.   Controls and Procedures                                             10

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   21

Item 1A.  Risk Factors                                                        21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.   Defaults Upon Senior Securities                                     21

Item 4.   Submission of Matters to a Vote of Securityholders                  21

Item 5.   Other Information                                                   21

Item 6.   Exhibits                                                            21

Signatures                                                                    22

                                EXPLANATORY NOTE

     We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009 (the "Form 10-Q"), as originally filed with the Securities and Exchange Commission ("SEC") on June 15, 2009, as previously amended by Amendment No. 1 thereto ("Form 10-Q/A-1") filed on November 19, 2009, regarding certain of the disclosure which appeared therein.

     We are filing this amendment No. 2 to the Form 10-Q ("Form 10-Q/A-2") in response to a comment received from the SEC in connection with its review of the Form 10-K/A-1 and Form 10-Q/A-1 to (1) to evaluate the effectiveness of our disclosure controls in light of the restatement of our fiscal 2009 financial statements that was set forth in Amendment No. 1 to the Company's Annual Report on From 10-K for the fiscal year ended January 31, 2009 and (2) revise the presentation of the activity of our investment in FX Direct Dealer, LLC ("FX Direct") from discontinued operations to continuing operations.

     Following such evaluation, we have determined that the failure of the Company to properly account for the sale of its membership interest in FX Direct was a material weakness in its internal control over financial reporting as a result of which the Company has amended Item 4 of this Form 10-Q/A-2 to indicate that its disclosure controls were not effective as of April 30, 2009.

     Corresponding changes have been made to Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Form 10-Q/A-2. All restatements to the financial statements affected are non-cash in nature.

     Finally, we are including currently dated officer certifications which appear as Exhibits 31.1, 31.2 and 32.1 to this amended report. Other than these changes, all other information concerning our company remains as contained in the Form 10-Q/A-1.

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

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
            For the Quarters Ended April 30, 2009 and April 30, 2008


                                                              As Restated
                                                               30-Apr-09              30-Apr-08
                                                             ------------           ------------
General and administrative expenses:
  Salaries and benefits                                      $     65,639           $      5,117
  Consulting                                                       58,651                      0
  General administration                                          292,571                 54,979
  Depreciation                                                         46                      0
                                                             ------------           ------------
      Total general & administrative expenses                     416,907                 60,096
                                                             ------------           ------------

Net loss from operations                                         (416,907)               (60,096)

Other revenues and expenses:
  Gain on sale of FX Direct Dealer (net of tax)                17,155,703                      0
  Interest income                                                 151,646                     57
  Sub-lease income                                                      0                 41,016
                                                             ------------           ------------

Net income (loss) before provision for income taxes            16,890,442                (19,023)

Provision for income taxes                                              0                      0
                                                             ------------           ------------

Net income (loss)                                            $ 16,890,442           $    (19,023)
                                                             ============           ============

Basic net  income (loss) per common share                    $       0.93           $      (0.00)
                                                             ------------           ------------
Fully diluted income (loss) per share                        $       0.83           $      (0.00)
                                                             ------------           ------------

Weighted average of common shares outstanding:
 Basic                                                         18,268,104             18,268,104
 Fully diluted                                                 20,640,140             18,268,104


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
            For the Quarters Ended April 30, 2009 and April 30, 2008

                                                              As Restated
                                                               30-Apr-09              30-Apr-08
                                                              ------------           ------------
Operating Activities:
  Net income (loss)                                           $ 16,890,442           $    (19,023)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                      301                      0
     Depreciation                                                       46                    149
     Gain on sale of FX Direct Dealer (net of tax)             (17,155,703)                     0
  Changes in other operating assets and liabilities:
     Note receivable                                               627,925                      0
     Accounts payable                                           (3,302,862)                     0
     Income taxes payable                                          988,746                      0
     Deferred income taxes payable                               5,063,135                      0
                                                              ------------           ------------
Net cash provided (used by) operations                           3,112,030                (18,874)

Investing activities:
     Purchase of office equipment                                   (2,906)                     0
     Sale of FX Direct Dealer investment                         2,402,058                      0
                                                              ------------           ------------
Net cash provided by investing activities                        2,399,152                      0

Financing Activities:
      Advances from shareholders                                   (38,551)                     0
                                                              ------------           ------------
Net cash provided by financing activities                          (38,551)                     0
                                                              ------------           ------------

Net increase (decrease) in cash during the year                  5,472,631                (18,874)

Cash balance at January 31st                                       134,918                 67,287
                                                              ------------           ------------

Cash balance at April 30th                                    $  5,607,549           $     48,413
                                                              ============           ============

Supplemental disclosures of cash flow information:
     Interest paid during the period                          $          0           $          0
     Income taxes paid during the period                      $    390,358           $          0


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

INVESTMENT IN FX DIRECT DEALER- The Company's interest in the joint venture is accounted for at cost and adjusted for the Company's share in any net profits or losses of the joint venture. The Company has received no cash distributions since its investment in the joint venture in March 2002.

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

2. NET INCOME (LOSS) PER SHARE

The Company applies SFAS No. 128, EARNINGS PER SHARE to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents which are convertible into common stock (see Note 4). The effects on net loss per share for the periods of the common stock equivalents are not included in the calculation of net loss per share if their inclusion would be anti-dilutive.

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

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                                30-Apr-09            30-Apr-08
                                                               -----------          -----------

Net income (loss) before provision for income taxes            $16,890,442          $   (19,023)
                                                               ===========          ===========
Current tax expense:
  Federal                                                      $ 1,012,004          $         0
  State                                                            367,100                    0
                                                               -----------          -----------
      Total                                                    $ 1,379,104          $         0

Add deferred tax payable (benefit):
  Timing differences                                             5,063,135             (119,581)
  Allowance for recoverability                                           0              119,581
                                                               -----------          -----------
  Provision for income taxes                                   $ 6,442,239          $         0
                                                               ===========          ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

  Statutory U.S. federal rate                                           34%                  34%
  Statutory state and local income tax                                  13%                   9%
  Timing differences                                                   -19%                 -43%
                                                               -----------          -----------
  Effective rate                                                        28%                   0%
                                                               ===========          ===========

  Deferred income taxes are comprised of the following:

  Timing differences                                           $         0          $   119,581
  Allowance for recoverability                                           0             (119,581)
                                                               -----------          -----------
  Deferred tax benefit                                         $         0          $         0
                                                               ===========          ===========

6. FIXED ASSETS

Fixed assets at April 30, 2009 are comprised as follows:

                   Equipment                         $ 2,906
                   Accumulated depreciation              (46)
                                                     -------

                   Fixed assets- net                 $ 2,860
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

9. SALE OF THE INVESTMENT IN FX DIRECT DEALER

In March 2009, the Company sold its 25% interest in the joint venture to FX Direct Dealer for $26 million. The Company received a subordinated note from FX Direct for $17 million and $9 million in cash. The subordinated note receivable is unsecured and subordinated to the claims of the general creditors of FX Direct. The note carries an interest rate of 10% and the principal is payable in 36 equal monthly installments for the next three years, with interest. The payment of the $9 million cash is due in March 2009 and the monthly payments on the subordinated note begin in April 2009. As a result of the sale, the Company realized a gain of $17,155,703 , which is net of $6,442,239 in tax

In March 2009, the Company received $9 million in cash from FX Direct as per the terms of the sale.

In April 2009, the first installment on the subordinated note receivable was received from FX Direct Dealer, LLC.

10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the quarterly financial statements for the period ended April 30, 2009, management determined that the effective date of the sale of its interest in FX Direct Dealer, as discussed in Note 9, occurred in March 2009 and not in January 2009. Accordingly, the result of the sale of the interest has been adjusted to a sale date of March 9, 2009. The sale of this investment and resulting gain have been reflected in these financial statements for the quarter ended April 30, 2009.

The restatement affected the previously issued consolidated statements of operations. A highlight of the changes to specific accounts and earnings (loss) per share calculations for quarter ended April 30 2009 is as follows:

                                               As Reported         As Restated
                                                30-Apr-09           30-Apr-09
                                               ------------        ------------

Total assets                                   $22,150,304         $22,150,304
Total liabilities                              $ 6,209,438         $ 6,209,438
Shareholders' equity (deficit)                 $15,940,866         $15,940,866
Gain on disposal of FX Direct Dealer           $         0         $17,155,703
Net income (loss)                              $  (265,261)        $16,890,442
Earnings (loss) per share                      $     (0.02)        $      0.93

In the initial amendment to the Company's quarterly financial statements, as described above, the Company had previously reported the gain on the sale from the Company's investment in FX Direct as a "discontinued operation." Management has now determined that the disposition of this investment did not meet the requirements of a "discontinued operation" and as such , has restated its April 30 2009 financial statements as a second amendment to the Company's financial statements, to reflect the gain on sale of the FX Direct investment as part of continuing operations. The effects of this restatement are as follows:

                                               As Reported         As Restated
                                                  2009                2009
                                               -----------         -----------

Total Revenue                                  $         0         $         0
Income (Loss) from continuing
operations                                     $  (265,261)        $16,890,442
Discontinued Operations                        $17,155,703         $         0
Net Income                                     $16,890,442         $16,890,442

Basic income (loss) per share:
  Continuing operations                        $        (0.01)     $      0.93
  Discontinued operations                      $         0.94      $         0
  Income per share                             $         0.93      $      0.93

Diluted income per share                       $         0.93      $      0.83

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

     The Company had a gain on sale of its interest in FX Direct in the three months ended April 30, 2009 of $17,155,703.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     During the first quarter of fiscal 2010, the Company hired a part-time accountant to prepare the Company's financial statements under the supervision of the Company's chief financial officer. In addition, to address the material weakness, the Company intends to engage outside experts to provide counsel and guidance in areas where it cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions). .

     In light of the determination concerning the material weakness, our management concluded that our disclosure controls and procedures were not effective as of April 30, 2009.

(b) CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Other than as described above, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of April 30, 2009, that our disclosure controls and procedures were not effective in achieving that level of reasonable assurance.

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


Date: January 26, 2010               By: /s/ Abel Raskas
                                         ---------------------------------------
                                         Abel Raskas
                                         President


Date: January 26, 2010               By: /s/ Alex Stelmak
                                         ---------------------------------------
                                         Alex Stelmak
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)