Form 10-Q/A
period 2009-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2010-01-27
CIK 1119046

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

----------
* The registrant has not yet been phased into the interactive data requirements.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:                         4

     Balance sheet as of July 31, 2009 and January 31, 2009                    5

     Statement of income (loss) for three and six months ended
     July 31, 2009 and 2008                                                    6

     Statement of cash flows for six months ended July 31, 2009 and 2008       7

     Statement of changes in shareholders equity for the three and six
     months ended July 31, 2009                                                8

     Notes to condensed consolidated financial statements                      9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.   Controls and Procedures                                             19

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   21

Item 1A.  Risk Factors                                                        21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.   Defaults Upon Senior Securities                                     21

Item 4.   Submission of Matters to a Vote of Security Holders                 21

Item 5.   Other Information                                                   21

Item 6.   Exhibits                                                            21

Signatures                                                                    22

                                EXPLANATORY NOTE

     We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009 (the "Form 10-Q"), as originally filed with the Securities and Exchange Commission ("SEC") on September 14, 2009, as previously amended by Amendment No. 1 thereto ("Form 10-Q/A-1") filed on November 19, 2009, regarding certain of the disclosure which appeared therein.

     We are filing this amendment No. 2 to the Form 10-Q ("Form 10-Q/A-2") in response to a comment received from the SEC in connection with its review of the Form 10-K/A-1 and Form 10-Q/A-1 to (1) evaluate the effectiveness of our disclosure controls in light of the restatement of our fiscal 2009 financial statements that was set forth in Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and (2) revise the presentation of the gain on sale of our Company's investment in FX Direct Dealer, LLC ("FX Direct") from discontinued operations to continuing operations.

     Following such evaluation, we have determined that the failure of the Company to properly account for the sale of its membership interest in FX Direct was a material weakness in its internal control over financial reporting as a result of which the Company has amended Item 4 of this Form 10-Q/A-2 to indicate that its disclosure controls were not effective as of July 31, 2009.

     Corresponding changes have been made to Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Form 10-Q. All restatements to the financial statements affected are non-cash in nature.

     Finally, we are including currently dated officer certifications which appear as Exhibits 31.1, 31.2 and 32.1 to this amended report. Other than these changes, all other information concerning our company remains as contained in the Form 10-Q, as amended.

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

                                                       As Restated                         As Restated
                                                         6 Months          6 Months          3 Months          3 Months
                                                        31-Jul-09         31-Jul-08         31-Jul-09         31-Jul-08
                                                       ------------      ------------      ------------      ------------
General and administrative expenses:
  Salaries and benefits                                $    253,382      $      8,813      $    187,743      $      3,696
  Consulting                                                 49,000            17,364            (9,651)           17,364
  General administration                                    568,214            93,579           275,643            38,600
  Depreciation                                                  193                 0               147                 0
                                                       ------------      ------------      ------------      ------------
      Total general & administrative expenses               870,789           119,756           453,882            59,660
                                                       ------------      ------------      ------------      ------------

Net loss from operations                                   (870,789)         (119,756)         (453,882)          (59,660)

Other revenues and expenses:
  Gains on sale of FX Direct Dealer (net of tax)         17,155,703                 0                 0                 0
  Interest income                                           605,904                68           454,258                11
  Sub-lease income                                                0            61,493                 0            20,477
                                                       ------------      ------------      ------------      ------------

Net income (loss) before provision for income taxes    $ 16,890,818           (58,195)              376           (39,172)

Provision for income taxes                                        0                 0                 0                 0
                                                       ------------      ------------      ------------      ------------

Net income (loss)                                      $ 16,890,818      $    (58,195)     $        376      $    (39,172)
                                                       ============      ============      ============      ============

Basic net income (loss) per share                      $       0.93      $      (0.00)     $       0.00      $       0.00
                                                       ------------      ------------      ------------      ------------
Fully diluted income (loss) per share                  $       0.83      $      (0.00)     $       0.00      $       0.00
                                                       ------------      ------------      ------------      ------------
Weighted average of common shares outstanding:
  Basic                                                  18,293,104        18,268,104        18,293,104        18,268,104
  Fully diluted                                          20,642,640        18,268,104        20,642,640        18,268,104


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2009 and July 31, 2008

                                                              As Restated
                                                               31-Jul-09              31-Jul-08
                                                              ------------           ------------
Operating Activities:
  Net income (loss)                                           $ 16,890,818           $    (58,195)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                      453                    302
     Depreciation                                                      193                      0
     Impairment expense                                              3,250                      0
     Gain on sale of FX Direct Dealer (net of tax)             (17,155,703)                     0
  Changes in other operating assets and liabilities:
     Note receivable                                             2,044,591                      0
     Accounts payable                                           (3,314,420)                     0
     Income taxes payable                                          701,836                      0
     Deferred income taxes payable                               5,063,135                      0
                                                              ------------           ------------
Net cash provided (used by) operations                           4,234,153                (57,893)

Investing activities:
  Purchase of office equipment                                      (2,906)                     0
  Sale of FX Direct Dealer investment                            2,402,058                      0
                                                              ------------           ------------
Net cash provided by investing activities                        2,399,152                      0

Financing Activities:
  Advances from shareholders                                       (38,551)                13,303
                                                              ------------           ------------
Net cash provided by financing activities                          (38,551)                13,303
                                                              ------------           ------------

Net increase (decrease) in cash during the year               $  6,594,754                (44,590)

Cash balance at January 31st                                       134,918                 67,287
                                                              ------------           ------------

Cash balance at July 31st                                     $  6,729,672           $     22,697
                                                              ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                             $          0           $          0
  Income taxes paid during the period                         $    677,268           $          0


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

5.  INCOME TAXES

Provision for income taxes is comprised of the following:

                                                              31-Jul-09            31-Jul-08
                                                             -----------          -----------
Net income (loss) before provision for income taxes          $16,890,818          $   (58,195)
                                                             ===========          ===========
Current tax expense:
  Federal                                                    $ 1,012,004          $         0
  State                                                          367,100                    0
                                                             -----------          -----------
  Total                                                        1,379,104                    0

Add deferred tax payable (benefit):
  Timing differences                                           5,063,135             (157,401)
  Allowance for recoverability                                         0              157,401
                                                             -----------          -----------
  Provision for income taxes                                 $ 6,442,239          $         0
                                                             ===========          ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                           34%                  15%
Statutory state and local income tax                                  13%                  13%
Timing differences                                                   -19%                 -28%
                                                             -----------          -----------
Effective rate                                                        28%                   0%
                                                             ===========          ===========

Deferred income taxes are comprised of the following:

Timing differences                                           $         0          $   157,401
Allowance for recoverability                                           0             (157,401)
                                                             -----------          -----------
Deferred tax benefit                                         $         0          $         0
                                                             ===========          ===========

6. FIXED ASSETS

Fixed assets at July 31, 2009 are comprised as follows:

                   Equipment                         $ 2,906
                   Accumulated depreciation             (193)
                                                     -------
                   Fixed assets- net                 $ 2,713
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

10. SALE OF THE INVESTMENT IN FX DIRECT DEALER

In March 2009, the Company sold its 25% interest in the joint venture to FX Direct Dealer for $26 million. The Company received a subordinated note from FX Direct for $17 million and $9 million in cash. The subordinated note receivable is unsecured and subordinated to the claims of the general creditors of FX Direct. The note carries an interest rate of 10% and the principal is payable in 36 equal monthly installments for the next three years, with interest. The payment of the $9 million cash was received in March 2009 and the monthly payments on the subordinated note began in April 2009.

11. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the quarterly financial statements for the period ended July 31, 2009, management determined that the effective date of the sale of its interest in FX Direct Dealer, as discussed in Note 10, occurred in March 2009 and not in January 2009. Accordingly, the result of the sale of the interest has been adjusted to a sale date of March 9, 2009. The sale of this investment and resulting gain have been reflected in these financial statements for the six month period ended July 31, 2009. As a result of the sale, the Company realized a gain of $17,155,703, which is net of $6,442,239 in tax.

The restatement affected the previously issued consolidated statements of operations. A highlight of the changes to specific accounts and earnings (loss) per share calculations for six month period ended July 31 2009 is as follows:

                                             As Reported          As Restated
                                              31-Jul-09            31-Jul-09
                                             ------------         ------------
Gain on disposal of FX Direct Dealer         $         0          $17,155,703
Net income (loss)                            $  (264,885)         $16,890,818
Income (loss) per share                      $     (0.02)         $      0.93

In the initial amendment to the Company's quarterly financial statements, as described above, the Company had previously reported the gain on the sale from the Company's investment in FX Direct as a "discontinued operation." Management has now determined that the disposition of this investment did not meet the requirements of a "discontinued operation" and as such , has restated its July 31, 2009 financial statements as a second amendment to the Company's financial statements, to reflect the gain on sale of the FX Direct investment as part of continuing operations. The effects of this restatement for the six month period ended July 31, 2009 are as follows:

                                             As Reported          As Restated
                                                2009                 2009
                                             -----------          -----------
Total Revenue                                $         0          $         0
Income (Loss) from continuing operations     $  (264,885)         $16,890,818
Discontinued Operations                      $17,155,703          $         0
Net Income                                   $16,890,818          $16,890,818

Basic income (loss) per share:
  Continuing operations                      $     (0.01)         $      0.93
  Discontinued operations                    $      0.94          $         0
  Income per share                           $      0.93          $      0.93

Diluted income per share                     $      0.93          $      0.83

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

     The Company had a gain on sale of its interest in FX Direct in the six months ended July 31, 2009 of $17,155,703.

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

     In light of the determination concerning the material weakness, our management concluded that our disclosure controls and procedures were not effective as of July 31, 2009.

(b) CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of July 31, 2009, that our disclosure controls and procedures were not effective in achieving that level of reasonable assurance.

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