Form 10-Q/A
period 2009-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2010-01-27
CIK 1119046

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

----------
* The registrant has not yet been phased into the interactive data requirements.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:                       4

Balance sheet as of October 31, 2009 and January 31, 2009                     5

Statement of income (loss) for three and nine months ended
October 31, 2009 and 2008                                                     6

Statement of cash flows for nine months ended October 31, 2009 and 2008       7

Statement of changes in shareholders equity for the three and nine months
ended October 31, 2009                                                        8

Notes to condensed consolidated financial statements                          9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         18

Item 4.   Controls and Procedures                                            19

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  21

Item 1A.  Risk Factors                                                       21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        21

Item 3.   Defaults Upon Senior Securities                                    21

Item 4.   Submission of Matters to a Vote of Security Holders                21

Item 5.   Other Information                                                  21

Item 6.   Exhibits                                                           21

Signatures                                                                   22

                                EXPLANATORY NOTE

     We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009 (the "Form 10-Q"), as originally filed with the Securities and Exchange Commission ("SEC") on December 15, 2009, regarding certain of the disclosure which appeared therein.

     We are filing this amendment No. 1 to the Form 10-Q ("Form 10-Q/A-1") as a result of a comment received from the SEC in connection with its review of Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2009, with respect to the presentation of the disposition of the Company's investment in FX Direct as a discontinued operation. In light of such comment, the Company has determined that the disposition of its investment in FX Direct should not be presented as a discontinued operation and has revised the financial statements contained herein accordingly.

     Following a further evaluation of our internal controls after considering the SEC's comment letters, we have determined that there was a material weakness in our internal control over financial reporting and as a result the Company has amended Item 4 of this Form 10-Q/A-1 to indicate that its disclosure controls were not effective as of October 31, 2009.

     This Form 10-Q/A-1 also reflects corresponding changes to Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Form 10-Q/A-1. All restatements to the financial statements affected are non-cash in nature.

     Finally, we are including currently dated officer certifications which appear as Exhibits 31.1, 31.2 and 32.1 to this amended report. Other than these changes, all other information concerning our company remains as contained in the Form 10-Q.

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

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
  For the Nine Months and Quarters Ended October 31, 2009 and October 31, 2008

                                                        Unaudited        Unaudited        Unaudited        Unaudited
                                                        9 Months         9 Months         3 Months         3 Months
                                                        31-Oct-09        31-Oct-08        31-Oct-09        31-Oct-08
                                                       ------------     ------------     ------------     ------------

General and administrative expenses:
  Salaries and benefits                                $    431,659     $    106,533     $    178,277     $     97,719
  Consulting                                                 57,000           19,990            8,000            2,626
  General administration                                    728,384          161,155          160,170           36,975
  Depreciation                                                  339                0              146                0
                                                       ------------     ------------     ------------     ------------
      Total general & administrative expenses             1,217,382          287,678          346,593          137,320
                                                       ------------     ------------     ------------     ------------
Net loss from operations                                 (1,217,382)        (287,678)        (346,593)        (137,320)

Other revenues and expenses:
     Gain on sale of FX Direct Dealer (net of
     tax)                                                17,155,703                0                0                0
     Interest income                                        949,202               69          343,298                0
     Gain on short term investments                         136,130                0          136,130                0
     Sub-lease income                                             0           30,892                0                0
                                                       ------------     ------------     ------------     ------------
Net income (loss) before provision for income taxes      17,023,653         (256,717)         132,835         (137,320)

Provision for income taxes                                        0                0                0                0
                                                       ------------     ------------     ------------     ------------

Net income (loss)                                      $ 17,023,653     ($   256,717)    $    132,835     $   (137,320)
                                                       ============     ============     ============     ============

Basic income (loss) per share                          $       0.94     $      (0.01)    $       0.00     $      (0.01)
                                                       ------------     ------------     ------------     ------------
Fully diluted income (loss) per share                  $       0.83     $      (0.01)    $       0.00     $       0.01)
                                                       ------------     ------------     ------------     ------------

Weighted average of common shares outstanding:
  Basic                                                  18,293,104       18,268,104       18,293,104       18,268,104
  Fully diluted                                          20,650,250       18,268,104       20,665,140       18,268,104


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
         For the Nine Months Ended October 31, 2009 and October 31, 2008

                                                                 Unaudited              Unaudited
                                                                 31-Oct-09              31-Oct-08
                                                               ------------           ------------
Operating Activities:
  Net income (loss)                                            $ 17,023,653           $   (256,717)
  Adjustments to reconcile net loss items
   not requiring the use of cash:
     Amortization                                                       605                    454
     Depreciation                                                       339                      0
     Impairment expense                                               3,250                      0
     Gain on sale of FX Direct
     Dealer                                                     (17,155,703)                     0
  Changes in other operating assets and liabilities :
     Note receivable                                              3,461,258                      0
     Accounts payable                                            (3,328,562)               137,260
     Income taxes payable                                           414,826                      0
     Deferred income taxes payable                                5,063,135                      0
                                                               ------------           ------------
Net cash provided (used by) operations                            5,482,801               (119,003)

Investing activities:
  Purchase of office equipment                                       (2,906)                     0
  Investment in short term marketable securities                 (5,134,930)                     0
  Sale of FX Direct Dealer investment                             2,402,058                      0
                                                               ------------           ------------
Net cash used in investing activities                            (2,735,778)                     0

Financing Activities:
  Advances from shareholders                                        (38,551)                91,786
                                                               ------------           ------------
Net cash provided (used in) by financing activities                 (38,551)                91,786
                                                               ------------           ------------

Net increase (decrease) in cash during the year                   2,708,472                (27,217)

Cash balance at January 31st                                        134,918                 67,287
                                                               ------------           ------------

Cash balance at October 31st                                   $  2,843,390           $     40,070
                                                               ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $          0           $          0
  Income taxes paid during the period                          $    967,278           $          0


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

2. NET INCOME (LOSS) PER SHARE

The Company applies SFAS No. 128, EARNINGS PER SHARE to compute net loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding common stock equivalents which are convertible into common stock (see Note 4). The effects on net loss per share for the periods of the common stock equivalents are not included in the calculation of net loss per share if their inclusion would be anti-dilutive

3. OPTIONS

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

10. SALE OF THE INVESTMENT IN FX DIRECT DEALER

In March 2009, the Company sold its 25% interest in the joint venture to FX Direct Dealer for $26 million. The Company received a subordinated note from FX Direct for $17 million and $9 million in cash. The subordinated note receivable is unsecured and subordinated to the claims of the general creditors of FX Direct. The note carries an interest rate of 10% and the principal is payable in 36 equal monthly installments for the next three years, with interest. The payment of the $9 million cash was received in March 2009 and the monthly payments on the subordinated note began in April 2009. As a result of the sale, the Company realized a gain of $17,155,703 , which is net of approximately $6,000,000 in tax

11. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the initial filing to the Company's quarterly financial statements for the quarter ended October 31, 2009, the Company had reported the gain on the sale from the Company's investment in FX Direct as a "discontinued operation" ( see
Note 10 ). Management has now determined that the disposition of this investment did not meet the requirements of a "discontinued operation" and as such , has restated its October 31, 2009 financial statements to reflect the gain on sale of the FX Direct investment as part of continuing operations. The effects of this restatement for the nine months ended October 31, 2009 are as follows:

                                            As Reported           As Restated
                                               2009                  2009
                                            -----------           -----------

Total Revenue                                         0                     0
Income (Loss) from continuing operations    $  (132,050)          $17,023,653
Discontinued Operations                     $17,155,703           $         0
Net Income                                  $17,023,653           $17,023,653
Basic income (loss) per share:
  Continuing operations                     $     (0.01)          $      0.94
  Discontinued operations                   $      0.94           $         0
  Income per share                          $      0.94           $      0.94

Diluted income per share                    $      0.94           $      0.83

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

     The increase in other income (decrease in loss) in the three and nine month periods ended October 31, 2009 resulted from an increase in interest income and gains from short term investments with respect to a portion of the proceeds of the Sale.

     The Company had a gain on sale of its interest in FX Direct in the nine months ended October 31, 2009 of $17,155,703.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company's management has assessed the effect of the restatement on the Company's disclosure controls and procedures and internal control over financial reporting, and has determined that a material weakness exists with respect to our reporting of complex and non-routine transactions

     A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of January 31, 2009 existed as we had limited staff that did not allow us to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions.

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

     In light of the determination concerning the material weakness, our management concluded that our disclosure controls and procedures were not effective as of October 31, 2009.

(b) CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of October 31, 2009, that our disclosure controls and procedures were not effective in achieving that level of reasonable assurance.

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


Date: January 26, 2010          By: /s/ Abel Raskas
                                    --------------------------------------------
                                    Abel Raskas
                                    President


Date: January 26, 2010          By: /s/ Alex Stelmak
                                    --------------------------------------------
                                    Alex Stelmak
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    (Principal Executive Officer,
                                    Principal Financial and
                                    Principal Accounting Officer)