Form 10-K
period 2010-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2010-04-29
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2010

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's Common Stock, ("Common Stock") held by non-affiliates of the Company was $1,559,047 as at July 31, 2009.

There were 18,486,535 outstanding shares of Common Stock as of January 31, 2010.

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

Not Applicable

                                    FORM 10-K
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS

                                     PART I

Forward Looking Statements                                                    3

Item 1.  Business                                                             3
Item 1A. Risk Factors                                                         9
Item 1B. Unresolved Staff Comments                                           13
Item 2.  Properties                                                          14
Item 3.  Legal Proceedings                                                   14

                                     PART II

Item 4.  Reserved                                                            15
Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters  and Issuer Purchases of Equity Securities                  15
Item 6.  Selected Financial Data                                             19
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                            20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk          22
Item 8.  Financial Statements and Supplementary Data                         22
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            22
Item 9A. Controls and Procedures                                             22
Item 9B. Other Information                                                   24

                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance              24
Item 11. Executive Compensation                                              26
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     28
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                        29
Item 14. Principal Accounting Fees and Services                              29

                                      PART IV

Item 15. Exhibits and Financial Statement Schedules                          30

Signatures                                                                   31

FORWARD LOOKING STATEMENTS

     Some of the information contained in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate," "plan," "intend," "expect," "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Unless otherwise required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, those set forth under the heading "Risk Factors" in this Annual Report.

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

     In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC ("FX Direct") a joint venture company that markets the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. The remaining 75% of the joint venture was owned by Tradition, N.A. ("Tradition"), a subsidiary of Compagnie Financiere Tradition, a major Swiss-based financial company. On December 29, 2006, Tradition sold 80% of its 75% membership interest in the joint venture to the Chairman of the Board of Directors of Tradition, who is now the primary beneficiary. Tradition NA retained a 15% membership interest.

     On January 26, 2009, the Company entered into a purchase and sale agreement (the "Purchase Agreement"), by and among the Company, FX Direct as purchaser

(the "Purchaser"), MaxQ Investments, LLC ("MaxQ") which is the majority member of the Purchaser and Tradition, the remaining member of the Purchaser, pursuant to which the Company agreed to sell (the "Sale") its approximate 25% membership interest (the "Membership Interest") in FX Direct to FX Direct. The Agreement provided that it was effective as of December 31, 2008, as a result of which the Company was not entitled to receive any allocations of profit, loss or distributions from FX on account of its Membership Interest after such date. On March 17, 2009, the Company completed the Sale of the Membership Interest to FX Direct.

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $4.7 million had been paid as of January 31, 2010) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Loan Agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The Company previously received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

     The Company intends to retain the proceeds of the Sale for general working capital purposes and to engage in new business opportunities.

PROMOTIONSTAT

     During October 2001, the Company acquired 100% of the issued and outstanding shares of Common Stock of Luxury Lounge Inc. ("Luxury") in exchange for 7,918,565 shares of the Company's Common Stock. Luxury, at the time of acquisition, operated an on-line interactive web site specializing in marketing of jewelry, watches and other luxury items at a discount to the retail and wholesale consumer. In addition, Luxury was also in the process of developing several ancillary technologies (known as PromotionStat and Promote4Free) designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. Due to economic conditions, the Company terminated Luxury's on-line marketing operations in order to devote its efforts and resources to complete the development and initiate the commercialization of the PromotionStat and Promote4Free technologies. To date, no revenues have resulted from the PromotionStat e-commerce software platform and during fiscal 2010, the Company determined to discontinue its development of this technology.

MOVEIDIOT.COM

     Effective as of July 20, 2009, the Company entered into an Asset Purchase Agreement with Dan Khasis, LLC ("Seller"), pursuant to which ATG acquired all of the rights to Seller's website "MoveIdiot.com" and the related software for a purchase price of $57,000 plus the issuance to Seller of 25,000 restricted shares of Common Stock. In addition, Seller may receive up to an additional 50,000 restricted shares of Common Stock if certain membership goals for the MoveIdiot.com website are met in the 12 months following the closing.

     MoveIdiot.com is a free, Web-based service, that is designed to take the inconvenience out of moving by allowing users to manage entire moves online. We believe that MoveIdiot.com's suite of online moving tools solve the fragmented nature of moving by allowing users to organize items being moved, track shipped boxes, remember and complete important moving tasks and develop and maintain a moving budget, without ever logging out of the service.

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

MOVEIDIOT.COM

     Effective a of July 20, 2009, the Company entered into an Asset Purchase Agreement with Dan Khasis, LLC ("Seller"), pursuant to which the Company acquired all of the rights to Seller's website "MoveIdiot.com" and the related software for a purchase price of $57,000 plus the issuance to Seller of 25,000 restricted shares of Common Stock. In addition, Seller may receive up to an additional 50,000 restricted shares of Common Stock if certain membership goals for the MoveIdiot.com website are met in the 12 months following the closing.

     The MoveIdiot.com website commenced operations in January, 2010.

     MoveIdiot.com is a free, web-based service, that is designed to take the inconvenience out of moving by allowing users to manage entire moves online. We believe that MoveIdiot.com's suite of online moving tools solve the fragmented nature of moving by allowing users to organize items being moved, track shipped boxes, remember and complete important moving tasks and develop and maintain a moving budget, without ever logging out of the service.

     MoveIdiot.com is designed to ensure that the packing process runs smoothly by allowing users to upload, host and organize all items being moved and categorize items by box and room. Users can upload items individually or batch upload through MoveIdiot.com's list of popular household items. MoveIdiot.com allows users to seamlessly print out packing details and create labels.

     MoveIdiot.com is designed to ensure that users never forget a to-do item through MoveIdiot.com's Moving Checklist, which alerts users of everything from when it's time to notify the user's doctor that the user is moving to reminding the user to visit the Department of Motor Vehicles in the user's new city.

     Setting and maintaining a moving budget is easy with MoveIdiot.com, users simply upload or input receipt information and select an applicable moving category (i.e. travel expenses, hotel expenses). As users input expenditures, they instantly have access to real-time spending statistics including percentages spent in each moving category and total amount spent on the move, making it easy to track and manage spending.

     MoveIdiot.com's highly-intuitive box tracking feature allows users to upload or e-mail tracking information from multiple shipping companies and view real-time updates through several different viewing options including an interactive map.

     MoveIdiot.com is a completely Web-based service that works on PCs, Macs and browser-equipped mobile devices. There is no software to download or install. To register for free, users simply visit http://www.moveidiot.com/ and follow the registration steps.

     The Company generates revenues from the operation of the MoveIdiot.com website by the sale of advertising and by reselling customer lead data.

     The MoveIdiot.com website is supported by a state-of-the-art systems platform, which was designed with an emphasis on scalability, performance and reliability. All proprietary software developed to date was developed by Mr. Dan Khasis. Through Dan Khasis LLC, Mr. Khasis provides the Company with access to designers, programmers, and other personnel who assist in the ongoing development and operation of the website.

     MoveIdiot.com is hosted on Rackspace Cloud, an Internet-based hosting service, pursuant to an "open-ended" agreement.

PROMOTIONSTAT, PROMOTE4FREE AND CYBER-FENCE TECHNOLOGIES

     The PromotionStat technology is a statistical and analytical internet traffic-monitoring tool that was designed to help marketing executives monitor the effectiveness of every dollar spent on internet advertising and promotions as well as utilize a free promotional tool at a favorable exchange ratio. PromotionStat was intended to work in conjunction with a free promotional service known as Promote4Free, an internet banner exchange system.

     The Cyber-Fence System is an original software program that is designed to monitor data flow use in designated methods capable of analyzing and projecting the possible illegal or destructive use of information accessible over the Internet. In contrast to present systems of Web-sites traffic analysis the Cyber-Fence System aims at controlling not statistics of traffic sites but, rather, Web visitors (or a group of visitors) and their interest in special information. This means that the System checks not sites, but visitors, with the ability to forecast and inform about "a critical situation" while it is still in its formative stages.

     During fiscal 2010, the Company conducted an evaluation of the status of these products and services and determined that the Company would be required to expend substantial additional funds to upgrade the technologies associated with them in order to match improvements in competing technologies that have taken place during the last few years while the Company's development of these technologies was limited by a lack of funds. Since there is no assurance that the Company would be successful in such further development efforts, the Company has decided not to continue the development of the PromotionStat, Promote4Free and Cyber-Fence products and services.

NEW VENTURES

     In addition to the development and marketing of our MoveIdiot.com website, the Company intends to seek to acquire and/or develop other new technologies and other business opportunities. Management will also consider investing in commercial real estate ventures.

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

     Although management believes that the Company's current technologies provides a number of competitive advantages in the markets for which they have been designed, many of its competitors have longer operating histories, a larger customer base, greater brand recognition and greater financial, technical, marketing and other resources than the Company. Current and potential competitors also have established or may establish relationships among themselves or with others in order to increase the services offered within the same business sectors as the Company.

GOVERNMENT REGULATION

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve.

     In addition, as our MoveIdiot.com website is available over the Internet in multiple states, and as we propose to offer our services to numerous consumers residing in such states, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state. We are qualified to do business in only two states, and our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on us.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We regard our current and future copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We intend to rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, users, partners and others to protect our proprietary rights. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may operate to provide services online. Therefore, the steps we take to protect our proprietary rights may be inadequate.

     We currently hold various web domain names relating to our products and services, including the "MoveIdiot.com" domain name in the United States. Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names and this regulation is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business.

     There has been substantial litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties can claim that we, or our current or potential future products, infringe on their intellectual property. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product licensing delays, require us to license or pay royalties for certain products in order to continue to sell our products, or pay substantial damages. Licensing or royalty agreements, if required, may not be available on terms acceptable to us or at all. As a result, our business could be harmed.

EMPLOYEES

     As of January 31, 2010, we had two employees. In addition, the Company utilizes the services of consultants to provide technology, marketing and other services to the company on a project or as needed basis, including those provided through Dan Khasis LLC.

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

THE COMPANY HAS A LIMITED HISTORY OF OPERATIONS ON WHICH TO JUDGE ITS FUTURE PERFORMANCE.

     The Company has only a limited history of operations. In 2002, the Company transferred its principal technology to FX Direct in exchange for a 25% interest in this joint venture, which interest was sold in March 2009. The Company's principal business activity at January 31, 2010 was the development of the MoveIdiot.com website, which the Company acquired in July 2009 (see the next risk factor). In addition, the Company has been seeking to acquire and/or develop other new technologies and business opportunities and will also consider investing in commercial real estate opportunities. There can be no assurance that the Company will be successful in locations, acquiring and developing any new technologies or other business opportunities. The Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships.

OUR MOVEIDIOT.COM WEBSITE IS A RECENTLY ORGANIZED BUSINESS THAT DOES NOT HAVE ANY OPERATING HISTORY AND IS SUBJECT TO THE RISKS, EXPENSES AND UNCERTAINTIES FREQUENTLY ENCOUNTERED BY COMPANIES IN THE EARLY STAGES OF DEVELOPMENT.

     We acquired the assets that comprise the MoveIdiot.com website in July 2009 and the website only commenced operations in January 2010. Accordingly, we have no operating history on which you can evaluate MoveIdiot.com and its prospects. We may not be able to successfully implement our business model for this website, expand our operations and facilities, manage our business to achieve or maintain profitability, and our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development in new and evolving markets for online services. If we do not successfully manage these risks, our business will suffer. We cannot assure you that we will successfully address these risks or that our business strategy for MoveIdiot.com will be successful.

IF FX DIRECT IS UNABLE TO PAY ITS SUBORDINATED NOTE TO THE COMPANY, IT WILL HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION.

     $17 million of the purchase price for the Company's interest in FX Direct was represented by a subordinated note from FX Direct that is payable in 36 monthly installments, of which approximately $4.7 million had been paid through January 31, 2010. In the event FX Direct is adversely affected by future economic conditions relating to its foreign currency dealing business, or in the event FX Directs should become bankrupt, the Company may only receive a pro rata share of the amounts due it. In the event of an FX Direct bankruptcy, the Company's claims would be subordinate to the claims of the general creditors of FX Direct.

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

SUBSTANTIAL LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS EXISTS IN THE SOFTWARE INDUSTRY. WE EXPECT THAT SOFTWARE PRODUCTS MAY BE INCREASINGLY SUBJECT TO THIRD-PARTY INFRINGEMENT CLAIMS AS THE NUMBER OF COMPETITORS IN OUR INDUSTRY SEGMENTS GROWS AND THE FUNCTIONALITY OF PRODUCTS IN DIFFERENT INDUSTRY SEGMENTS OVERLAPS.

     Third parties may make a claim of infringement against us with respect to our products and technology or claims that our intellectual property rights are invalid. Any claims, with or without merit, could:

     *    be time-consuming to defend;

     *    result in costly litigation;

     *    divert management's attention and resources;

     *    delay product delivery, or

     *    result in substantial damage awards.

     In addition, if our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business.

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

OUR BUSINESS DEPENDS ON THIRD PARTIES, INCLUDING PROVIDERS OF TECHNOLOGY AND FEATURES AND SYSTEMS DEVELOPERS AND SUCH RELIANCE MAKES US VULNERABLE TO BUSINESS DISRUPTIONS THAT COULD ADVERSELY AFFECT OUR OPERATIONS

     We rely on-certain third-party computer systems and third-party service providers to operate our MoveIdiot.com Website and related computer systems, including data base and memory storage. Any interruption in these third-party services, or a deterioration in their performance, could be disruptive to our business. Our agreements with third-party service providers are terminable upon short notice without incurring any penalties from those service providers. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms.

ALTHOUGH WE INTEND TO EXPEND SUBSTANTIAL RESOURCES TO ESTABLISH OUR MOVEIDIOT.COM BRAND, WE MAY FAIL TO ESTABLISH A BRAND IDENTITY.

     We believe that establishing and maintaining our MoveIdiot.com brand will be critical to attracting and expanding our user base and Web traffic as well as our commercial relationships. We also believe that the importance of brand recognition on the Internet will increase due to the growing number of Internet sites and the extremely low barriers to entry. If our users do not perceive our services to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received by our users, the value of our brand could be diluted and the attractiveness of our Website to our users could be decreased.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

     Since August 2008, the Company's office has been located at 331 Newman Springs Road, Suite 143, Red Bank, NJ, and its telephone number is 732-784-2801. The Company occupies these premises that consist of shared office suites on a month to month basis at a cost of approximately $1,000 (depending upon our level of usage of the services provided by the facility operator).

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

                                     PART II

ITEM 4. RESERVED

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

     The following table sets out the high and low bid information for the Common Stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

       Calendar Period                  High Bid (1)     Low Bid (1)
       ---------------                  ------------     -----------

       2008
       First Quarter                       0.12             0.06
       Second Quarter                      0.13             0.09
       Third Quarter                       0.13             0.10
       Fourth Quarter                      0.10             0.01

       2009
       First Quarter                       0.13             0.02
       Second Quarter                      0.30             0.03
       Third Quarter                       0.20             0.03
       Fourth Quarter                      0.16             0.10

----------
(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

     (b) As of January 31, 2010, there were 425 holders of record of the Common Stock.

     (c) There have been no cash dividends declared to date on the Common Stock and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

2010 EQUITY INCENTIVE PLAN

     On March 5, 2010, the Board of Directors adopted the Company's 2010 Equity Incentive Plan (the "Plan").

     SHARES RESERVED FOR ISSUANCE. The Plan includes an initial reserve of 3,000,000 shares of our common stock that will be available for issuance under the Plan, subject to adjustment to reflect stock splits and similar events. Shares that are subject to issuance upon exercise of an option but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award that is granted but is subsequently forfeited, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the Plan. The Plan provides for the grant of stock options, stock appreciation rights and restricted stock grants.

     ADMINISTRATION. The Plan is administered by our Board of Directors or a Committee of directors selected by the Board (the "Committee"). The Plan authorizes the Committee to select those participants to whom awards may be granted, to determine whether and to what extent awards are granted, to determine the number of shares of common stock or other considerations to be covered by each award, to determine the terms and conditions of awards, to amend the terms of outstanding awards, and to take any other action consistent with the terms of the Plan as the Committee deems appropriate. Generally, awards may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or its subsidiaries and the Committee may designate, subject to the parameters of the Plan, whether an award may be designated as an incentive award (subject to the requirement of stockholder approval of the Plan). The Committee also has the authority to interpret the provisions of the Plan.

     TERMS OF OPTIONS. As discussed above, the Committee determines many of the terms and conditions of awards granted under the Plan, including whether an option will be an "incentive stock option" or a non-qualified stock option (subject to the requirement that we obtain stockholder approval of the Plan within the next 12 months if we intend to issue incentive stock options). An option designated as an incentive stock option is intended to qualify as such under Section 422 of the Code. Thus, the aggregate fair market value, determined at the time of grant, of the shares with respect to which incentive options are exercisable for the first time by an individual during any calendar year may not exceed $100,000. Non-qualified options are not subject to this requirement. Each option is evidenced by an agreement in such form as the Committee approves and is subject to the following conditions (as described in further detail in the Plan):

     * VESTING AND EXERCISABILITY: Options become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Committee and as set forth in the related stock option agreement. The maximum term of each option is ten years from the date of grant.

     * EXERCISE PRICE: Each stock option agreement states the exercise price, which may not be less than 100% of the fair market value of one share of our common stock on the date of the grant (and not less than 110% with respect to an incentive stock option granted to a 10% or greater stockholder).

     * METHOD OF EXERCISE: The exercise price is typically payable in cash or by check, but may also be payable, at the discretion of the Committee, in other forms of legal consideration.

     * TERMINATION OF EMPLOYMENT: Options cease vesting on the date of termination of service or the death or disability of the participant. Options granted under the Plan generally expire three months after the termination of the participant's service to us, except in the case of death or disability, in which case the awards generally may be exercised up to 12 months following the date of death or termination of service. However, if the participant is terminated for cause, the participant's options will expire upon termination.

     * CHANGE OF CONTROL: In the event of a change of control (as defined in the plan), the buyer may either assume the outstanding awards or substitute equivalent awards. Alternatively, our Board may determine to permit all unvested options to immediately vest upon the change of control. If our Board does not make such a determination, all awards will expire upon the closing of the transaction unless the stock option agreement issued to the particular participant provides otherwise.

     TERMS OF RESTRICTED STOCK AWARDS. Each restricted stock award is evidenced by a restricted stock purchase agreement in such form as the Committee approves and is subject to the following conditions (as described in further detail in the Plan):

     * VESTING: Shares subject to a restricted stock award may become vested over time or upon completion of performance goals set out in advance, which may include the following types of criteria: (a) net revenue and/or net revenue growth; (b) earnings before income taxes and amortization and/or earnings before income taxes and amortization growth; (c) operating income and/or operating income growth; (d) net income and/or net income growth; (e) earnings per share and/or earnings per share growth; (f) total stockholder return and/or total stockholder return growth; and (g) individual business objectives.

     * TERMINATION OF EMPLOYMENT. Restricted stock awards shall cease to vest immediately if a participant is terminated for any reason, unless provided otherwise in the applicable restricted stock purchase agreement or unless otherwise determined by the Committee.

     * CHANGE OF CONTROL: Restricted stock awards shall be treated in the same manner as described under "Terms of Stock Options" above.

     STOCK APPRECIATION RIGHTS. Stock appreciation rights, or SARs, are awards in which the participant is deemed granted a number of shares subject to vesting. When the SARs vest, then the participant can exercise the SARs. Exercise, however, does not mean the number of shares deemed granted are issued. Rather, the participant will receive cash (or shares, if so determined by the Committee) having a value at the time of exercise equal to (1) the number of shares deemed exercised, times (2) the amount by which our stock price on the date of exercise exceeds our stock price on the date of grant. SARs expire under the same rules that apply to options.

     MODIFICATION AND TERMINATION OF THE PLAN. The Committee may from time to time, in its discretion, amend the Plan without the approval of shareholders, except (a) as such shareholder approval may be required under the listing requirements of any securities exchange or national market system on which our equity securities are listed and (b) that if the Plan has been approved by stockholders, the Committee may not without the approval of the Company's shareholders amend the Plan to increase the total number of shares reserved for the purposes of the Plan. The Plan shall continue in effect until the earlier of its termination by the Committee or the date on which all of the shares of common stock available for issuance thereunder have been issued and all restrictions on such shares under the terms of the Plan and the agreements evidencing options granted under the Plan have lapsed.

     ADJUSTMENTS. In the event any change is made to the common stock issuable under the Plan by reason of any stock split, stock dividend, combination of shares or recapitalization, appropriate adjustment will be made to the share reserve of the Plan and to the number of shares and the exercise price of the Common Stock subject to outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

     Our selected consolidated financial data presented below for each of the fiscal years in the two-year period ended January 31, 2010, and the balance sheet data at January 31, 2010 and 2009 have been derived from consolidated financial statements, which have been audited by Donahue Associates, L.L.C. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended January 31, 2010, and Notes thereto, which are included elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA:

                                                                    31 Jan-10              31-Jan-09
                                                                   ------------           ------------
General and administrative expenses:
  Salaries and benefits                                            $    569,886           $    515,398
  Consulting                                                            136,200                 30,513
  General administration                                              1,046,673                277,577
                                                                   ------------           ------------
      Total general and administrative expenses                       1,752,759                823,488
                                                                   ------------           ------------
Net loss from operations                                           $ (1,752,759)          $   (823,488)
                                                                   ------------           ------------
Other revenues and expenses:
  Interest income                                                     1,291,979                     71
  Gain on sale FX Direct Direct                                      23,597,942                      0
  Gain on short term investments                                        220,498                      0
  Consulting fees                                                             0                254,451
  Sub-lease income                                                            0                 30,892
                                                                   ------------           ------------
Net income (loss) before provision for income taxes                $ 23,357,660           $   (538,074)

Provision for income taxes                                           (6,280,425)                     0
                                                                   ------------           ------------

Net income (loss)                                                  $ 17,077,235           $   (538,074)
                                                                   ============           ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share                                    $       0.93           $      (0.03)
  Fully diluted income (loss) per share                            $       0.83           $      (0.03)

Weighted average of common shares outstanding:
  Basic                                                              18,285,166             18,268,104
  Fully diluted                                                      20,657,202             18,268,104


BALANCE SHEET DATA
                                                                             As at January 31,
                                                                       2010                   2009
                                                                   ------------           ------------

Total assets                                                       $ 21,731,860           $  2,549,394
Total liabilities                                                  $  5,600,951           $  3,498,970
                                                                   ------------           ------------

Stockholders' equity (deficit)                                     $ 16,130,909           $   (949,576)
                                                                   ============           ============

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

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $4.7 million had been paid as of January 31, 2010) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement").

     The Company intends to seek to acquire and/or develop new technologies and other business opportunities. In this regard, effective as of July 20, 2009, the Company entered into an Asset Purchase Agreement with Dan Khasis, LLC ("Seller"), pursuant to which the Company acquired all of the rights to Seller's website "moveidiot.com" and the related software for a purchase price of $57,000 plus the issuance to Seller of 25,000 restricted shares of Common Stock. In addition, Seller may receive up to an additional 50,000 restricted shares of Common Stock if certain membership goals for the moveidiot.com website are met in the 12 months following the closing. MoveIdiot.com is an online website which helps people and businesses expedite their move from place to another. The Company will also consider investing in commercial real estate ventures.

RESULTS OF OPERATIONS

     The Company did not generate any revenues from software maintenance in the fiscal year ended January 31, 2010 ("Fiscal 2010") or the fiscal year ended January 31, 2009 ("Fiscal 2009"), as the Company's software servicing and maintenance services for FX Direct were terminated in fiscal 2008 (which ended as of January 31, 2008) and there were no revenues generated by the Company from its other software products during either of these periods.

     General and administrative expenses in Fiscal 2010 increased to $1,752,759, as compared to $823,488, in Fiscal 2009, primarily as a result of an increase in professional fees in connection with closing the sale of its interest in FX Direct and in responding to a previously disclosed SEC investigation, increased consulting expenses in connection with a review of the Company's existing PromotionStat and Cyberfence products and services as well as in connection with management's evaluation of potential new investments and increased compensation expenses.

     Other revenues and expenses in Fiscal 2010, included a gain on the sale of the Company's interest in FX Direct of $23,597,942, interest income of $1,291,979 related to its cash balances and note receivable from FX Direct and a gain of $220,498 on short term investments. Other revenues and expenses in fiscal 2009 included consulting fees of $254,451 and sublease income of $30,892.

     The Company had a provision for income taxes of $6,280,425 in Fiscal 2010 primarily related to the gain on the sale of its interest in FX Direct and no similar provision in Fiscal 2009.

     As a result of the foregoing, the Company had net income of $17,077,235 in Fiscal 2010 as compared to a net loss of ($538,074) in Fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2010, the Company had cash and short term investments on hand of $8,968,260 as compared with cash of $134,918 at January 31, 2009.

     On March 17, 2009, the Company completed the Sale of its Membership Interest to FX Direct. The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $4.7 million had been paid as of January 31, 2010) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Loan Agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The Company also received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

     The Company intends to retain the proceeds of the Sale for general working capital purposes and to engage in new business opportunities. The Company believes that the proceeds of the sale of its interest in FX Direct will be sufficient to fund its operations during fiscal 2011.

CASH FLOWS

     For Fiscal 2010, net cash used in operating activities was $4,790,569 as compared to net cash provided by operating activities of $23,808 in Fiscal 2009. The substantial decrease in cash provided by operating activities in the 2010 period resulted from an increase in the loss from operations and a reduction of accounts payable of $3,362,466 primarily in connection with the payment of accrued compensation expenses.

     For Fiscal 2010, net cash provided by investing activities was $7,441,964, representing proceeds from the sale of the Company's interest in FX Direct and collections on the related note receivable, offset by the purchase of short-term investments, as compared to no net cash used in investing activities in Fiscal 2009.

     For Fiscal 2010, net cash used in financing activities was ($38,551), representing repayment of shareholder advances as compared to net cash provided by financing activities of $43,823 in Fiscal 2009, representing shareholder advances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At January 31, 2010, the Company had no outstanding borrowings under loan facilities.

ITEM 8. FINANCIAL STATEMENTS

     See F Pages

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended January 31, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were not effective as of the end of the period covered by this report because of the material weakness described below.

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

     The Company's management assessed the effect of the restatement on the Company's disclosure controls and procedures and internal control over financial reporting, and determined that a material weakness existed with respect to our reporting of complex and non-routine transactions.

     A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting exists as we have limited staff that does not allow us to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions.

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

     However, at present, due to its limited scope of operations, the Company only has two full time employees, only one of whom, our chief financial officer, is involved in overseeing our financial reporting process. We have determined that this deficiency caused by the limited staffing constitutes a material weakness in the area of segregation of duties and adequacy of personnel.

     Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of January 31, 2010.

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

(d)  OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of January 31, 2010, that our disclosure controls and procedures were not effective.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth as of the date hereof, with respect to each of the Company's directors and executive officers their position and their ages:

   Name             Age                             Position
   ----             ---                             --------

Alex Stelmak        61        Chief Executive Officer, Chairman of the Board and
                              Chief Financial Officer

Stan Mashov         41        Vice President, Chief Technology Officer and
                              Director

Dr. Abel Raskas     69        President, Senior Marketing Director and Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2010 all such filing requirements were complied with in a timely manner by all Directors and executive officers

BOARD OF ADVISORS

     During fiscal 2010, the Company discontinued its Board of Advisors. The Company will continue to seek the advice of outside consultants and scientific and business advisors where appropriate to provide assistance to the Board and management.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer and our one other officer who earned in excess of $100,000 per annum for services rendered to us during the fiscal years ended January 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                    Non-Equity   Nonqualified
                                                                    Incentive     Deferred       All
 Name and                                                             Plan         Compen-      Other
 Principal                                      Stock     Option     Compen-       sation       Compen-
 Position         Year      Salary     Bonus    Awards    Awards     sation       Earnings      sation(2)  Total
------------      ----      ------     -----    ------    ------     ------       --------      ------     -----

Alex              2010   $  250,000        --     --        --         --            --        $22,829   $  272,829
Stelmak, CEO(1)   2009   $  250,000   $75,000     --        --         --            --        $60,000   $  385,000

Dr. Abel
Raskas,           2010   $  250,000        --     --        --         --            --        $22,829   $  272,829
President(1)      2009   $  250,000   $75,000     --        --         --            --        $60,000   $  385,000

----------
(1) Does not include 90,000 restricted shares of common stock that was granted to each of Messrs. Stelmak and Raskas on March 5, 2010 pursuant to the Company's 2010 Equity Incentive Plan. The shares vest in three equal installments on the first, second and third anniversaries of the grant date.
(2) Includes amounts payable for health insurance, home office expenses and transportation costs.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 31, 2010 the Common Stock ownership of each person and /or group known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                                            Number of
   Name                                  Shares Owned (1)        Percent Owned
   ----                                  ----------------        -------------

Alex Stelmak                                4,389,476 (2)            23.7%
331 Newman Springs Road, Suite 143,
Red Bank, NJ 07701

Stan Mashov                                   827,778 (2)             4.5%
331 Newman Springs Road, Suite 143,
Red Bank, NJ 07701

Dr. Abel Raskas                             4,389,476 (2)            23.7%
331 Newman Springs Road, Suite 143,
Red Bank, NJ 07701

Officers & Directors
 as a Group (3 Persons)                     9,606,730 (2)             52.0%

----------
(1) Based upon 18,485,535 issued and outstanding shares of Common Stock on January 31, 2010.
(2) Does not include 90,000 shares of restricted common stock granted to each of Messrs. Stelmak, Raskas and Mashov on March 5, 2010. The shares vest in three equal installments on the first, second and third anniversaries of the grant date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal year 2010 and 2009 the Company has been leasing shared office space in New Jersey for $1,000 per month on a year-to-year lease. In the lease the services of an administrative assistant and communication services are included.

     The spouses of Messrs. Stelmak and Raskas provided clerical and administrative services to the Company during fiscal 2010 for which they received compensation of $62,350 and $58,000, respectively.

      On March 5, 2010, the Board granted 90,000 restricted shares of Common Stock (the "Restricted Stock") to each officer and director (Messrs. Stelmak, Raskas and Mashov). The Restricted Stock vests in three equal annual installments on the first, second and third anniversaries of the grant date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the audit fees we were billed by Donohue Associates, L.L.C. for fiscal 2010 and 2009:

                                      2010                    2009
                                     ------                  ------

     Audit fees                      $7,000                  $4,750

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

                                    PART IV

ITEM 15. EXHIBITS

(a) Financial Statements

See "Index to Consolidated Financial Statements" set forth on page 31.

(b) Exhibits

            Incorp by
Exhibit      Ref. to
Number         Exh.                            Description
------         ----                            -----------

 3.1          3.1(1)     Articles of Incorporation of the Registrant, as amended

 3.2          3.2(1)     By-laws of the Registrant

10.1          3.3(2)     Amendment to and Plan of Reorganization

10.2         10.1(3)     FX Direct Purchase and Sale Agreement

10.3             (4)     Cash Subordinated Loan Agreement

10.4             (5)     Employment Agreement for Alex Stelmak+

10.5             (5)     Employment Agreement for Dr. Abel Raskas+

10.6         99.1(6)     MoveIdiot.com Asset Purchase Agreement

10.7         10.1(7)     Equity Incentive Plan

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

----------
*    Filed herewith
+    Employee Compensation Agreement
(1)  Registrant's Registration Statement on Form 10-KSB File No. 000-30987.
(2)  Registrant's Current Report on Form 8-K filed on January 22, 2001.
(3)  Registrant's Current Report on Form 8-K filed on January 30, 2009.
(4)  Included as Exhibit C to Exhibit 10.2.
(5) Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2009.
(6)  Registrant's Current Report on Form 8-K filed on July 22, 2009.
(7)  Registrant's Current Report on Form 8-K filed on March 8, 2010.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: April 29, 2010      By: /s/ Alex Stelmak
                               -------------------------------------------------
                               Alex Stelmak
                               Chief Executive Officer and Director
                               (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)


Dated: April 29, 2010      By: /s/ Abel Raskas
                               -------------------------------------------------
                               Abel Raskas
                               President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: April 29, 2010      By: /s/ Alex Stelmak
                               -------------------------------------------------
                               Alex Stelmak
                               Director


Dated: April 29, 2010      By: /s/ Abel Raskas
                               -------------------------------------------------
                               Abel Raskas
                               Director


Dated: April 29, 2010      By: /s/ Stan Mashov
                               -------------------------------------------------
                               Stan Mashov
                               Director

               ADVANCED TECHNOLOGIES GROUP, LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets as of January 31, 2010 and January 31, 2009      F-2

Consolidated Statements of Operations for the years ended January 31,
2010 and January 31, 2009                                                    F-4

Consolidated Statements of Cash Flows for the years ended
January 31, 2010 and January 31, 2009                                        F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
for the years ended January 31, 2010 and January 31, 2009                    F-6

Notes to Consolidated Financial Statements                                   F-7

                             DONAHUE ASSOCIATES, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Advanced Technologies Group, Ltd

We have audited the accompanying consolidated balance sheets of Advanced Technologies Group, Ltd as of January 31, 2010 and January 31, 2009, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technologies Group, Ltd as of January 31, 2010 and January 31, 2009, and the related consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Donahue Associates LLC
------------------------------------
Donahue Associates LLC
Monmouth Beach, New Jersey
April 13, 2010

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2010 and January 31, 2009

                                                                    31-Jan-10              31-Jan-09
                                                                   ------------           ------------
ASSETS

Current assets:
  Cash & cash equivalents                                          $  2,747,762           $    134,918
  Short term investments                                              6,220,498                      0
  Subordinated note receivable                                        5,666,667                      0
  Prepaid income tax                                                    471,742                      0
                                                                   ------------           ------------
      Total current assets                                         $ 15,106,669           $    134,918
Other assets:
  Subordinated note receivable- non current portion                   6,611,111                      0
  Investment in FX Direct Dealer                                          5,000              2,407,058
  Trademark- net                                                          6,660                  7,418
  Fixed assets- net                                                       2,420                      0
                                                                   ------------           ------------

      Total assets                                                 $ 21,731,860           $  2,549,394
                                                                   ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable & accrued expenses                              $     88,081           $  3,450,547
  Income taxes payable                                                  156,576                      0
                                                                   ------------           ------------
      Total current liabilities                                         244,657              3,450,547

Deferred income taxes payable                                         5,346,422                      0
Shareholder advance payable                                               9,872                 48,423
                                                                   ------------           ------------
      Total liabilities                                               5,600,951              3,498,970

Shareholders' equity (deficit):
  Series A preferred stock, one share convertible to
   one share of common; non-participating, authorized
   1,000,000 shares at stated value of $3 per share,
   issued and outstanding 762,081 shares                              1,712,601              1,712,601
  Series B preferred stock, one share convertible to
   one share of common; non-participating, authorized
   7,000,000 shares at stated value of $3 per share,
   issued and outstanding 1,609,955 shares                            4,384,754              4,384,754
  Common stock - $.0001 par value, authorized 100,000,000
   shares, issued and outstanding, 18,268,104 shares at
   January 31, 2009 and 18,486,535 at January 31, 2010                    1,849                  1,827
  Additional paid in capital                                         32,715,950             32,664,364
  Accumulated deficit                                               (22,684,245)           (39,713,122)
                                                                   ------------           ------------
      Total shareholders' equity (deficit)                           16,130,909               (949,576)
                                                                   ------------           ------------

      Total Liabilities & Shareholders' Equity (Deficit)           $ 21,731,860           $  2,549,394
                                                                   ============           ============


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2010 and January 31, 2009

                                                                     31-Jan-10              31-Jan-09
                                                                   ------------           ------------
General and administrative expenses:
  Salaries and benefits                                            $    569,886           $    515,398
  Consulting                                                            136,200                 30,513
  General administration                                              1,046,673                277,577
                                                                   ------------           ------------
      Total general & administrative expenses                         1,752,759                823,488
                                                                   ------------           ------------
Net loss from operations                                             (1,752,759)              (823,488)

Other revenues and expenses:
  Interest income                                                     1,291,979                     71
  Gain on sale of FXDD interest                                      23,597,942                      0
  Gain on short term investments                                        220,498                      0
  Consulting fees                                                             0                254,451
  Sub-lease income                                                            0                 30,892
                                                                   ------------           ------------
Net income (loss) before provision for income taxes                  23,357,660               (538,074)

Provision for income taxes                                           (6,280,425)                     0
                                                                   ------------           ------------

Net income (loss)                                                  $ 17,077,235           $   (538,074)
                                                                   ============           ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share                                    $       0.93           $      (0.03)
  Fully diluted income (loss) per share                            $       0.83           $      (0.03)

Weighted average of common shares outstanding:
  Basic                                                              18,285,166             18,268,104
  Fully diluted                                                      20,657,202             18,268,104


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2010 and January 31, 2009

                                                                31-Jan-10              31-Jan-09
                                                              ------------           ------------
Operating Activities:
  Net income (loss)                                           $ 17,077,235           $   (538,074)
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                      758                    455
     Depreciation                                                      340                      0
     Salary expense                                                      0                515,398
     Rent expense                                                        0                 45,000
     Impairment expense                                             60,250                      0
     Gain on sale of FXDD interest                             (23,597,942)                     0
  Changes in other operating assets and liabilities:
     Accounts payable & accrued expenses                        (3,362,466)                 1,029
     Prepaid income tax                                           (471,742)                     0
     Income taxes payable                                          156,576                      0
     Deferred income taxes payable                               5,346,422                      0
                                                              ------------           ------------
Net cash provided by operations                                 (4,790,569)                23,808

Investing activities:
  Purchase of office equipment                                      (2,760)                     0
  Purchase of MoveIdiot.com                                        (57,000)                     0
  Investment in short term marketable securities                (6,220,498)                     0
  Proceeds from note receivable                                  4,722,222
  Proceeds from sale of FXDD investment                          9,000,000                      0
                                                              ------------           ------------
Net cash used by investing activities                            7,441,964                      0

Financing Activities:
  Advances received (paid) shareholders                            (38,551)                43,823
                                                              ------------           ------------
Net cash provided (used) by financing activities                   (38,551)                43,823
                                                              ------------           ------------

Net increase in cash during the year                             2,612,844                 67,631
Cash balance at February 1st                                       134,918                 67,287
                                                              ------------           ------------

Cash balance at January 31st                                  $  2,747,762           $    134,918
                                                              ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the year                               $          0           $          0
  Income taxes paid during the year                           $  1,249,169           $          0

Non-cash investing activities:
  Note receivable                                             $ 17,000,000           $          0
  Stock issued for purchase of MoveIdiot.com                  $      3,250           $          0


See the notes to the financial statements.

                        ADVANCED TECHNOLOGIES GROUP, LTD.
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
            For the Years Ended January 31, 2010 and January 31, 2009

                                  Common      Common    Preferred    Preferred      Paid in       Accumulated
                                  Shares     Par Value    Shares       Value        Capital         Deficit          Total
                                  ------     ---------    ------       -----        -------         -------          -----
Balance at January 31, 2008     18,268,104    $ 1,827    2,372,036   $6,097,355   $32,664,364    $(39,175,048)   $  (411,502)

Net loss for the fiscal year                                                                         (538,074)      (538,074)
                                ----------    -------    ---------   ----------   -----------    ------------    -----------

Balance at January 31, 2009     18,268,104    $ 1,827    2,372,036   $6,097,355   $32,664,364    $(39,713,122)   $  (949,576)

Purchase of MovieIdiot.com          25,000          3                                   3,247                          3,250

Stock dividends paid preferred
 holders                           193,431         19                                  48,339         (48,358)             0

Net income for the fiscal year                                                                     17,077,235     17,077,235
                                ----------    -------    ---------   ----------   -----------    ------------    -----------

Balance at January 31, 2010     18,486,535    $ 1,849    2,372,036   $6,097,355   $32,715,950    $(22,684,245)   $16,130,909
                                ==========    =======    =========   ==========   ===========    ============    ===========


See the notes to the financial statements.

                Advanced Technologies Group, Ltd.
             Notes to the Consolidated Financial Statements
        For the Years Ended January 31, 2010 and January 31, 2009


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

In March 2002, the Company sold the FX3000 software program, for a 25% interest in a joint venture with Tradition NA, a subsidiary of Compagnie Financiere Tradition, a publicly held Swiss corporation. The Company and Tradition formed FX Direct Dealer LLC (FXDD), a Delaware company that marketed the FX3000 software to independent foreign currency traders.

In March 2009, the Company sold its 25% interest in the joint venture to FXDD for $26 million. See Note 9.

The Company's principal business activity at January 31, 2010 was the development of the MoveIdiot.com website, which the Company acquired in July 2009 (see note 8 below). In addition, the Company has been seeking to acquire and/or develop other new technologies and business opportunities and will also consider investing in commercial real estate opportunities.

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

CASH AND CASH EQUIVALENTS- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

SHORT TERM INVESTMENTS- Short term investments include investments in a municipal bond fund. The investments are stated at market fair value at January 31, 2010.

BAD DEBT EXPENSE- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors in regards to the account receivable. These factors include economic conditions, the paying performance of the account receivable, and an analysis of the credit worthiness of the payee.

SUBORDINATED NOTE RECEIVABLE- The subordinated loan receivable from FXDD results from the sale of the Company's interest in the joint venture (see note 9). The estimated fair value of the subordinated loan receivable from FXDD is based upon the discounting of the future cash flows from the asset using a risk adjusted lending rate from loans of similar in risk and duration. At January 31, 2010, the fair value of the subordinated loan receivable was $13,079,000.

FAIR VALUE MEASUREMENT: Effective January 1, 2008, the Company adopted FASB ASC 820 (formerly Statement of Financial Accounting Standard No. 157, FAIR VALUE MEASUREMENT), issued by the FASB. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under ASC 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under ASC 820 are described below:

     * Level I--Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments in Level I include listed equities and listed derivatives.

     * Level II--Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities tnd certain over-the-counter derivatives.

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

INCOME TAXES- The Company accounts for income taxes in accordance with generally accepted accounting principles which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2006 to 2009 are subject to IRS audit.

RECENT ACCOUNTING PRONOUNCEMENTS-

Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, FAIR VALUE MEASUREMENTS AND Disclosures ("ASC 820" and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, TRANSITION AND OPEN EFFECTIVE DATE INFORMATION, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position of the Company.

FASB ASC 810, CONSOLIDATION ("ASC 810"), ASC 810-10-65, TRANSITION AND OPEN EFFECTIVE DATE INFORMATION ("ASC 810-10-65" and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position of the Company.

FASB ASC 855, SUBSEQUENT EVENTS ("ASC 855" and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FASB ASC 855, did not have a material affect on the Company's financial position.

2. NET INCOME (LOSS) PER SHARE

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding preferred stock which are convertible into common stock. The calculation for net income (loss) per share is as follows.

                                                      31-Jan-10      31-Jan-09
                                                     -----------    -----------

Net income (loss)                                    $17,077,235    $  (538,074)
                                                     ===========    ===========

Basic shares outstanding (weighted average)           18,285,166     18,268,104
Preferred stock convertible into common shares         2,372,036              0
                                                     -----------    -----------
Fully diluted shares outstanding (weighted average)   20,657,202     18,268,104
                                                     ===========    ===========

Basic income (loss) per share                        $      0.93    $     (0.03)
Fully diluted income (loss) per share                $      0.83    $     (0.03)

The effects of the convertible preferred stock in fiscal year 2009 was excluded from the fully diluted loss per share calculation because their inclusion would be anti-dilutive.

3. OPTIONS

All options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. All options granted by the Company have expired in fiscal year 2010.

                                                                        Wgtd Avg
                                                        Wgtd Avg        Years to
                                       Amount        Exercise Price     Maturity
                                       ------        --------------     --------

Outstanding at January 31, 2008        3,835,690           $5             1.52
Issued                                         0
Expired                                        0
Exercised                                      0
                                     -----------

Outstanding at January 31, 2009        3,835,690           $5             0.51
Issued                                         0
Expired                               (3,835,690)
Exercised                                      0
                                     -----------

Outstanding at January 31, 2010                0
                                     ===========

4. PREFERRED STOCK

     CLASS A PREFERRED STOCK: Class A preferred stock has a stated value of $3 per share. Holders of the Class A preferred stock are entitled to receive a common stock dividend of 13% of the outstanding Class A shares on an annual basis based on a value of $3 per share. The Class A preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share.

     CLASS B PREFERRED STOCK: Class B preferred stock has a stated value of $3 per share. Holders of the Class B preferred stock are entitled to receive a common stock dividend of 6% of the outstanding Class B shares on an annual basis based on a value of $3 per share. The Class B preferred stock is convertible into common stock at a conversion ratio of one preferred share for one common share.

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   31-Jan-10         31-Jan-09
                                                  -----------       -----------
Net income (loss) before provision for
 income taxes                                     $23,357,660       $  (538,074)
                                                  ===========       ===========
Current tax expense:
  Federal                                         $   676,298       $         0
  State                                               257,705                 0
                                                  -----------       -----------
      Total                                       $   934,003       $         0

Add deferred tax payable (benefit):
  Long term capital gain (installment payable
   over 3 years)                                    5,346,422                 0
  Tax loss carryforward                                     0         4,466,066
  Allowance for recoverability                              0        (4,466,066)
                                                  -----------       -----------
  Provision for income taxes                      $ 6,280,425       $         0
                                                  ===========       ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                34%               34%
Statutory state and local income tax                       13%               13%
Timing differences                                          0%              -47%
                                                  -----------       -----------
Effective rate                                             47%                0%
                                                  ===========       ===========

For financial statement purposes, the gain on the sale of the FXDD interest is included in fiscal year 2010. For tax return purposes, the gain on the FXDD sale is being recorded as an installment sale and therefore the tax liability on the gain is recognized as the proceeds from the sale over the next three years is recognized.

6. COMMITMENTS AND CONTINGENCIES

The Company has executed employment contracts with the chief executive officer and the president of the Company in April 2002. Under the terms of the contracts, the two officers are to be paid $250,000 per year each through April 2011.

In purchasing MoveIdiot.com, as discussed more fully in Note 8, the Company has agreed to issue an additional 50,000 restricted shares of its common stock to MoveIdiot.com in the event certain revenue targets are met.

7. CONCENTRATION OF CREDIT RISK

The Company has substantially all of its assets in cash and the subordinated note receivable from FXDD. In the event FXDD is adversely affect by future economic conditions relating to its foreign currency dealing business, or in the event FXDD should become bankrupt, the Company may only receive a pro rata share of the amounts due it. In addition, in the event of bankruptcy, the Company's claims against FXDD would be subordinate to the claims of the general creditors of FXDD.

In addition, the Company has a substantial investment in short term marketable securities on deposit with a bank which are not fully insured. In the event of the financial insolvency of this bank, the Company may be limited to a pro rata share of the amounts invested.

The Company has deposits at banks which may, from time to time, exceed insured amounts.

8. PURCHASE OF MOVEIDIOT.COM

In July 2009, the Company purchased the intellectual rights to MoveIdiot.com for $57,000 and 25,000 restricted shares of common stock. The Company used the market price of the Company's common stock at the date of the purchase to value the shares given in the transaction. The transaction value at the time of purchase was $60,250. MoveIdiot.com enables individuals and businesses to keep track of their property on-line. Users will be able to manage their possessions on-line and print automatically generated labels that are sealable to be used in the event of moving from one location to another. Management impaired the $60,250 value of the transaction to expense at the date of the purchase of MoveIdiot.com after concluding that future cash flows from the purchase could not be assured.

As part of the purchase, the Company agreed to issue an additional 50,000 restricted shares of common stock to the sellers of MoveIdiot.com if certain profitability levels are met. Management has concluded that the profitability levels will not be met at the date of purchase and therefore assigned no value to their contingent shares at the date of purchase.

9. SALE OF THE INVESTMENT IN FX DIRECT DEALER

In March 2009, the Company sold its 25% interest in the joint venture to FXDD for $26 million. The Company received a subordinated note from FXDD for $17 million and $9 million in cash. The subordinated note receivable is unsecured and subordinated to the claims of the general creditors of FXDD. The note carries an interest rate of 10% and the principal is payable in 36 equal monthly installments for the next three years, with interest. The subordinated loan agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The initial payment of the $9 million was received in March 2009 and the monthly payments on the subordinated note began in April 2009. As a result of the sale, the Company realized a gain of $23,597,942.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, short term investments, shareholder advances, income tax payable, and accounts payable and accrued expenses reported in the consolidated balance sheets are estimated by management to approximate fair value at January 31, 2010.

11. COMPANY INVESTMENTS

The following table summarizes the valuation of the Company's investments by the above FASB ASC 820 fair value hierarchy levels as of January 31, 2010.

                                        Level I        Level II        Level III
                                       ----------     ----------      ----------
Investments:
  Investment in municipal bond fund    $        0     $6,220,498      $        0
                                       ----------     ----------      ----------

Totals                                 $        0     $6,220,498      $        0
                                       ==========     ==========      ==========

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events since January 31, 2010 and determined the following requires disclosure:

In March 2010, the Board of directors approved the Equity Incentive Plan (EIP) for the Company. Under the EIP, the Company has set aside 3 million shares of common stock for issuance pursuant to awards granted under the EIP. The Board of Directors or a Committee appointed by the Board is authorized to administer the EIP.

The EIP will be used to recognize the superior performance of the Company's officers, employees, consultants, and other key persons in furthering the Company's business interests. Under the EIP, the Company issued 90,000 restricted shares of common stock to each officer and director (for an aggregate of 270,000 shares) on March 5, 2010. The shares vest in three equal installments on the first, second and third anniversaries of the date of grant.