Form 10-Q
period 2010-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2010-06-14
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                       For the Period ended April 30, 2010

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

As of April 30, 2010, the registrant had 18,486,535 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:                         3

     Balance sheet as of April 30, 2010 and January 31, 2010                  4

     Statement of income (loss) for three months ended April 30, 2010
     and 2009                                                                 5

     Statement of cash flows for three months ended April 30, 2010
     and 2009                                                                 6

     Statement of changes in shareholders equity for the three months
     ended April 30, 2010                                                     7

     Notes to condensed consolidated financial statements                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.  Controls and Procedures                                             18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 1A. Risk Factors                                                        20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3.  Defaults Upon Senior Securities                                     20

Item 4.  Reserved                                                            20

Item 5.  Other Information                                                   20

Item 6.  Exhibits                                                            20

Signatures                                                                   21

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2010 and January 31, 2009

                                                                                Unaudited
                                                                                30-Apr-10              31-Jan-10
                                                                               ------------           ------------
ASSETS

Current assets:
  Cash & cash equivalents                                                      $  1,173,352           $  2,747,762
  Short term investments                                                          8,827,218              6,220,498
  Subordinated note receivable                                                    5,666,667              5,666,667
  Deferred tax asset                                                                  4,109                      0
  Prepaid income tax                                                                302,667                471,742
                                                                               ------------           ------------
      Total current assets                                                       15,974,013             15,106,669
Other assets:
  Subordinated note receivable- non current portion                               5,194,445              6,611,111
  Investment in FX Direct Dealer                                                      5,000                  5,000
  Trademark- net                                                                      6,512                  6,660
  Fixed assets- net                                                                   2,279                  2,420
                                                                               ------------           ------------
      Total assets                                                             $ 21,182,249           $ 21,731,860
                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable & accrued expenses                                          $     96,848           $     88,081
  Income taxes payable                                                                    0                156,576
                                                                               ------------           ------------
      Total current liabilities                                                      96,848                244,657
Deferred income taxes payable                                                     4,956,286              5,346,422
Shareholder advance payable                                                           9,872                  9,872
                                                                               ------------           ------------
      Total liabilities                                                           5,063,006              5,600,951

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares            1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common;
   non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares          4,384,754              4,384,754
  Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,486,535 shares at January 31, 2010 and
   18,486,535 at March 31, 2010                                                       1,849                  1,849
  Additional paid in capital                                                     32,715,950             32,715,950
  Accumulated deficit                                                           (22,695,911)           (22,684,245)
                                                                               ------------           ------------
      Total shareholders' equity                                                 16,119,243             16,130,909
                                                                               ------------           ------------

      Total Liabilities & Shareholders' Equity                                 $ 21,182,249           $ 21,731,860
                                                                               ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Quarters Ended April 30, 2010 and April 30, 2009

                                                                                Unaudited
                                                                     30-Apr-10              30-Apr-09
                                                                   ------------           ------------
General and administrative expenses:
  Salaries and benefits                                            $    143,481           $     65,639
  Consulting                                                             95,450                 58,651
  General administration                                                180,191                292,617
                                                                   ------------           ------------
      Total general & administrative expenses                           419,122                416,907
                                                                   ------------           ------------
Net loss from operations                                               (419,122)              (416,907)

Other revenues and expenses:
  Interest income                                                       296,627                151,646
  Gain on sale of FXDD interest                                               0             23,597,942
  Gain on short term investments                                        106,720                      0
                                                                   ------------           ------------
Net income (loss) before provision for income taxes                     (15,775)            23,332,681

Provision for income taxes                                                4,109             (6,442,239)
                                                                   ------------           ------------

Net income (loss)                                                  $    (11,666)          $ 16,890,442
                                                                   ============           ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share                                    $      (0.00)          $       0.93
  Fully diluted income (loss) per share                            $      (0.00)          $       0.82

Weighted average of common shares outstanding:
  Basic                                                              18,486,535             18,268,104
  Fully diluted                                                      18,486,535             20,640,140


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Quarters Ended April 30, 2010 and April 30, 2009

                                                                            Unaudited
                                                                 30-Apr-10              30-Apr-09
                                                               ------------           ------------
Operating Activities:
  Net income (loss)                                            $    (11,666)          $ 16,890,442
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                       148                    301
     Depreciation                                                       141                     46
     Gain on sale of FXDD interest                                        0            (23,597,942)
  Changes in other operating assets and liabilities:
     Accounts payable & accrued expenses                              8,767             (3,302,862)
     Deferred tax asset                                              (4,109)                     0
     Prepaid income tax                                             169,075                      0
     Income taxes payable                                          (156,576)               833,043
     Deferred income taxes payable                                 (390,136)             5,063,135
                                                               ------------           ------------
Net cash used by operations                                        (384,356)            (4,113,837)

Investing activities:
  Purchase of office equipment                                            0                 (2,906)
  Investment in short term marketable securities                 (2,606,720)                     0
  Proceeds from note receivable                                   1,416,666                627,925
  Proceeds from sale of FXDD investment                                   0              9,000,000
                                                               ------------           ------------
Net cash provided (used) by investing activities                 (1,190,054)             9,625,019

Financing Activities:
  Advances received (paid) shareholders                                   0                (38,551)
                                                               ------------           ------------
Net cash provided (used) by financing activities                          0                (38,551)
                                                               ------------           ------------

Net increase in cash during the year                             (1,574,410)             5,472,631

Cash balance at January 31st                                      2,747,762                134,918
                                                               ------------           ------------

Cash balance at April 30th                                     $  1,173,352           $  5,607,549
                                                               ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $          0           $          0
  Income taxes paid during the period                          $    186,427           $    390,358


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
            For the Quarters Ended April 30, 2010 and April 30, 2009

                                 Common      Common    Preferred    Preferred      Paid in      Accumulated
                                 Shares     Par Value    Shares       Value        Capital        Deficit         Total
                                 ------     ---------    ------       -----        -------        -------         -----
Balance at January 31, 2010    18,486,535    $1,849     2,372,036   $6,097,355   $32,715,950   $(22,684,245)   $16,130,909

Net loss for the period                                                                             (11,666)       (11,666)
                              -----------    ------    ----------   ----------   -----------   ------------    -----------

Balance at April 30, 2010      18,486,535    $1,849     2,372,036   $6,097,355   $32,715,950   $(22,695,911)   $16,119,243
                              ===========    ======    ==========   ==========   ===========   ============    ===========

Balance at January 31, 2009    18,268,104    $1,827     2,372,036   $6,097,355   $32,664,364   $(39,713,122)   $  (949,576)

Net income for the period                                                                        16,890,442     16,890,442
                              -----------    ------    ----------   ----------   -----------   ------------    -----------

Balance at April 30, 2009      18,268,104    $1,827     2,372,036   $6,097,355   $32,664,364   $(22,822,680)   $15,940,866
                              ===========    ======    ==========   ==========   ===========   ============    ===========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Quarters Ended April 30, 2010 and April 30, 2009


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

The Company's principal current business activity is the development of the MoveIdiot.com website, which the Company acquired in July 2009. In addition, the Company has been seeking to acquire and/or develop other new technologies and business opportunities and will also consider investing in commercial real estate opportunities.

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

SHORT TERM INVESTMENTS- Short term investments include investments in a municipal bond fund. The investments are stated at market fair value at April 30, 2010 and April 30, 2009.

BAD DEBT EXPENSE- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors in regards to the account receivable. These factors include economic conditions, the paying performance of the account receivable, and an analysis of the credit worthiness of the payee.

SUBORDINATED NOTE RECEIVABLE- The subordinated loan receivable from FXDD results from the sale of the Company's interest in the joint venture. The estimated fair value of the subordinated loan receivable from FXDD is based upon the discounting of the future cash flows from the asset using a risk adjusted lending rate form loans of similar in risk and duration. At April 30, 2010, the fair value of the subordinated loan receivable was $12,025,000.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 30, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2006 to 2009 are subject to IRS audit.

2. NET INCOME (LOSS) PER SHARE

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding preferred stock which is convertible into common stock. The effect of the convertible preferred stock has been excluded from the April 30, 2010 calculation of earnings per share since their inclusion would be anti-dilutive. The calculation for net income (loss) per share is as follows.

                                                              30-Apr-10             30-Apr-09
                                                             -----------           -----------
Net income (loss)                                            $   (11,666)          $16,890,442
                                                             ===========           ===========

Basic shares outstanding (weighted average)                   18,486,535            18,268,104
Preferred stock convertible into common shares                         0             2,372,036
                                                             -----------           -----------
Fully diluted shares outstanding (weighted average)           20,858,571            20,640,140
                                                             ===========           ===========

Basic income (loss) per share                                $     (0.00)          $      0.93
Fully diluted income (loss) per share                        $     (0.00)          $      0.82

3. PREFERRED STOCK

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

4. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                                      30-Apr-10              30-Apr-09
                                                                     -----------            -----------
Net income (loss) before provision for income taxes                  $   (15,775)           $23,332,681
                                                                     ===========            ===========

Current tax expense:
  Federal                                                            $         0            $   838,112
  State                                                                        0                257,705
                                                                     -----------            -----------
      Total                                                                    0              1,095,817

Less deferred tax asset                                                   (4,109)                     0

Add deferred tax payable (benefit):
  Long term capital gain (installment payable over 3 years)                    0              5,346,422
                                                                     -----------            -----------
Provision for income taxes                                           $    (4,109)           $ 6,442,239
                                                                     ===========            ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                                   34%                    15%
Statutory state and local income tax                                          13%                    13%
                                                                     -----------            -----------
Effective rate                                                                47%                    28%
                                                                     ===========            ===========
Deferred tax asset:
  Loss carry-forward expiring in 2030                                $     4,109            $         0
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

5. COMMITMENTS AND CONTINGENCIES

The Company has executed employment contracts with the chief executive officer and the president of the Company in April 2002. Under the terms of the contracts, the two officers are to be paid $250,000 per year each through April 2011.

In purchasing MoveIdiot.com, as discussed more fully in Note 7, the Company has agreed to issue an additional 50,000 restricted shares of its common stock to MoveIdiot.com in the event certain revenue targets are met.

6. CONCENTRATION OF CREDIT RISK

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

7. PURCHASE OF MOVEIDIOT.COM

In July 2009, the Company purchased the intellectual property rights to MoveIdiot.com for $57,000 and 25,000 restricted shares of common stock. The Company used the market price of the Company's common stock at the date of the purchase to value the shares given in the transaction. The transaction value at the time of purchase was $60,250. MoveIdiot.com enables individuals and businesses to keep track of their property on-line. Users will be able to manage their possessions on-line and print automatically generated labels that are sealable to be used in the event of moving from one location to another. Management impaired the $60,250 value of the transaction to expense at the date of the purchase of MoveIdiot.com after concluding that future cash flows from the purchase could not be assured.

As part of the purchase, the Company agreed to issue an additional 50,000 restricted shares of common stock to the sellers of MoveIdiot.com if certain profitability levels are met. Management has concluded that the profitability levels will not be met at the date of purchase and therefore assigned no value to their contingent shares at the date of purchase.

8. SALE OF THE INVESTMENT IN FX DIRECT DEALER

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

9. COMPANY INVESTMENTS

The following table summarizes the valuation of the Company's investments by the above FASB ASC 820 fair value hierarchy levels as of April 30, 2010.

                                         Level I         Level II      Level III
                                        ----------      ----------    ----------
Investments:
  Investment in municipal bond fund     $        0      $8,827,218    $        0
                                        ----------      ----------    ----------

      Totals                            $        0      $8,827,218    $        0
                                        ==========      ==========    ==========

12. SUBSEQUENT EVENTS

The Company has made a review of material subsequent events from April 30, 2010 through the date of this report and found no material subsequent events reportable during this period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Some of the information contained in this Quarterly Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Unless otherwise required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, those set forth under the heading "Risk Factors" in this Quarterly Report as well as in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

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

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $6.1 million had been paid as of April 30, 2010) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement").

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

RESULTS OF OPERATIONS

     The Company did not generate any revenues from software maintenance in the three months ended April 30, 2010 ("Fiscal 2010 First Quarter") or the three months ended April 30, 2009 (the "Fiscal 2009 First Quarter"), as the Company's software servicing and maintenance services for FX Direct were terminated in fiscal 2008 (which ended as of January 31, 2008) and there were no revenues generated by the Company from its other software products during either of these periods. In addition, the Company's Moreidiot.com website commenced operations in January 2010 and did not generate any revenue during the fiscal 2010 First Quarter.

     General and administrative expenses in the Fiscal 2010 First Quarter were $419,122, as compared to $416,907, in the Fiscal 2009 First Quarter, as an increase in salaries and benefits and consulting fees in the Fiscal 2010 First Quarter was offset by a decrease in administrative expenses (primarily legal fees) as a result of the closing of the FX Direct sale in March 2009.

     Other revenues and expenses in the Fiscal 2010 First Quarter included interest income of $296,627 related to the Company's cash balances and note receivable from FX Direct and a gain of $106,720 on short term investments. Other revenues and expenses in the Fiscal 2009 Fiscal Quarter included a gain on the sale of the Company's interest in FX Direct of $23,597,942 and interest income of $151,646.

     The Company had an income tax benefit of $4,109 in the Fiscal 2010 First Quarter as compared to a provision for tax income taxes of ($6,442,239) in the Fiscal 2009 First Quarter primarily related to the gain on the sale of its interest in FX Direct in March 2009.

     As a result of the foregoing, the Company had a net loss of ($11,666) in the Fiscal 2010 First Quarter as compared to net income of $16,890,442 in the Fiscal 2009 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2010, the Company had cash and short term investments on hand of $10,000,570 as compared to $8,968,260 at January 31, 2010.

     On March 17, 2009, the Company completed the Sale of its Membership Interest to FX Direct. The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $6.1 million had been paid as of April 30, 2010) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Loan Agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The Company also received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

     The Company intends to retain the proceeds of the Sale for general working capital purposes and to engage in new business opportunities. The Company believes that the proceeds of the sale of its interest in FX Direct will be sufficient to fund its operations during fiscal 2011.

CASH FLOWS

     For the Fiscal 2010 First Quarter, net cash used in operating activities was ($384,356) as compared to net cash used in operating activities of ($4,113,387) in the Fiscal 2009 First Quarter. The substantial decrease in net cash used in operating activities in the 2010 First Quarter resulted from an increase in accounts payable and accrued expenses in the Fiscal 2010 First Quarter as compared to a substantial decrease in such amounts during the Fiscal 2009 First Quarter that was partially offset by an increase in taxes payable during the Fiscal 2010 First Quarter.

     For the Fiscal 2010 First Quarter, net cash used in investing activities was ($1,190,054), representing collections on the FX Direct subordinated note receivable, offset by the purchase of short-term investments, as compared to net cash provided by investing activities of $9,625,019 in the Fiscal 2009 First Quarter, which consisted of the initial proceeds of the FX Direct Sale and collections on the subordinated note receivable.

     For the Fiscal 2010 First Quarter, there was no net cash used in financing activities as compared to net cash used in financing activities of ($38,551) in the Fiscal 2009 period, representing repayment of shareholder advances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At April 30, 2010, the Company had no outstanding loan facilities.

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

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of April 30, 2010, that our disclosure controls and procedures were not effective.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

ITEM 1A. RISK FACTORS

     An investment in the Company involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. RESERVED

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

Date: June 14, 2010                  By: /s/ Abel Raskas
                                         ---------------------------------------
                                         Abel Raskas
                                         President


Date: June 14, 2010                  By: /s/ Alex Stelmak
                                         ---------------------------------------
                                         Alex Stelmak
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)