Form 10-Q
period 2010-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2010-09-20
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                       For the Period ended July 31, 2010

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

As of July 31, 2010, the registrant had 18,486,535 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:                          3

     Balance sheet as of July 31, 2010 and January 31, 2010                    4

     Statement of income (loss) for six months ended July 31, 2010
     and 2009                                                                  5

     Statement of cash flows for six months ended July 31, 2010 and 2009       6

     Statement of changes in shareholders equity for the six months
     ended July 31, 2010                                                       7

     Notes to condensed consolidated financial statements                      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4.  Controls and Procedures                                              18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 1A. Risk Factors                                                         20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Reserved                                                             20

Item 5.  Other Information                                                    20

Item 6.  Exhibits                                                             20

Signatures                                                                    21

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of July 31, 2010 and January 31, 2009

                                                                                 Unaudited
                                                                                 31-Jul-10             31-Jan-10
                                                                               ------------           ------------
ASSETS

Current assets:
  Cash & cash equivalents                                                      $          0           $  2,747,762
  Short term investments                                                                  0              6,220,498
  Subordinated note receivable                                                            0              5,666,667
  Prepaid income tax                                                                      0                471,742
                                                                               ------------           ------------
      Total current assets                                                                0             15,106,669
Other assets:
  Restricted assets per S.E.C. order                                             21,296,534                      0
  Subordinated note receivable- non current portion                                       0              6,611,111
  Investment in FX Direct Dealer                                                      5,000                  5,000
  Trademark- net                                                                      6,360                  6,660
  Fixed assets- net                                                                   2,132                  2,420
                                                                               ------------           ------------
      Total assets                                                             $ 21,310,026           $ 21,731,860
                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable & accrued expenses                                          $    244,865           $     88,081
  Income taxes payable                                                               19,962                156,576
                                                                               ------------           ------------
      Total current liabilities                                                     264,827                244,657
Deferred income taxes payable                                                     4,857,286              5,346,422
Shareholder advance payable                                                           9,872                  9,872
                                                                               ------------           ------------
      Total liabilities                                                           5,131,985              5,600,951

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares            1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common;
   non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares          4,384,754              4,384,754
  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,486,535 shares at January 31, 2010 and
   18,486,535 at July 31, 2010                                                        1,849                  1,849
  Additional paid in capital                                                     32,715,950             32,715,950
  Accumulated deficit                                                           (22,637,113)           (22,684,245)
                                                                               ------------           ------------
      Total shareholders' equity                                                 16,178,041             16,130,909
                                                                               ------------           ------------

      Total Liabilities & Shareholders' Equity                                 $ 21,310,026           $ 21,731,860
                                                                               ============           ============

See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
            For the Six Months Ended July 31, 2010 and July 31, 2009
             and the Quarters Ended July 31, 2010 and July 31, 2009

                                                               6 Months         6 Months         3 Months         3 Months
                                                               31-Jul-10        31-Jul-09        31-Jul-10        31-Jul-09
                                                             ------------     ------------     ------------     ------------
General and administrative expenses:
  Salaries and benefits                                      $    508,205     $    253,382     $    364,724     $    187,743
  Consulting                                                       85,600           49,000           (9,850)          (9,651)
  General administration                                          268,539          568,407           88,348          275,790
                                                             ------------     ------------     ------------     ------------
      Total general & administrative expenses                     862,344          870,789          443,222          453,882
                                                             ------------     ------------     ------------     ------------
Net loss from operations                                         (862,344)        (870,789)        (443,222)        (453,882)

Other revenues and expenses:
  Interest income                                                 558,079          605,904          261,452          454,258
  Gain on sale of FXDD interest                                         0       23,597,942                0                0
  Gain on short term investments                                  371,359                0          264,639                0
                                                             ------------     ------------     ------------     ------------
Net income (loss) before provision for income taxes                67,094       23,333,057           82,869              376

Provision for income taxes                                        (19,962)      (6,442,239)         (24,071)               0
                                                             ------------     ------------     ------------     ------------

Net income (loss)                                            $     47,132     $ 16,890,818     $     58,798     $        376
                                                             ============     ============     ============     ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share                              $       0.00     $       0.93     $       0.00     $       0.00
  Fully diluted income (loss) per share                      $       0.00     $       0.82     $       0.00     $       0.00

Weighted average of common shares outstanding:
  Basic                                                        18,486,535       18,270,604       18,486,535       18,270,604
  Fully diluted                                                20,858,571       20,642,640       20,858,571       20,642,640


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2010 and July 31, 2009

                                                                 31-Jul-10              31-Jul-09
                                                               ------------           ------------
Operating Activities:
  Net income (loss)                                            $     47,132           $ 16,890,818
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                       300                    453
     Depreciation                                                       288                    183
     Impairment expense                                                   0                  3,250
     Gain on sale of FXDD interest                                        0            (23,597,942)
  Changes in other operating assets and liabilities :
     Restricted assets per S.E.C. order                          (2,418,310)                     0
     Accounts payable & accrued expenses                            156,784             (3,314,420)
     Prepaid income tax                                             471,742                      0
     Income taxes payable                                          (136,614)             7,144,075
     Deferred income taxes payable                                 (489,136)             5,063,135
                                                               ------------           ------------
Net cash provided by operations                                  (2,367,814)             2,189,552

Investing activities:
  Purchase of office equipment                                            0                 (2,906)
  Investment in short term marketable securities                 (3,685,502)                     0
  Proceeds from note receivable                                   3,305,554              2,044,591
  Proceeds from sale of FXDD investment                                   0              2,402,058
                                                               ------------           ------------
Net cash used by investing activities                               379,948              4,443,743

Financing Activities:
  Advances received (paid) shareholders                                   0                (38,551)
                                                               ------------           ------------
Net cash provided (used) by financing activities                          0                (38,551)
                                                               ------------           ------------

Net increase in cash during the year                             (2,747,762)             6,594,744

Cash balance at January 31st                                      2,747,762                134,918
                                                               ------------           ------------

Cash balance at July 31st                                      $          0           $  6,729,662
                                                               ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $          0           $          0
  Income taxes paid during the period                          $     99,000           $    677,268


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
            For the Six Months Ended July 31, 2010 and July 31, 2009

                                 Common      Common    Preferred    Preferred      Paid in      Accumulated
                                 Shares     Par Value    Shares       Value        Capital        Deficit         Total
                                 ------     ---------    ------       -----        -------        -------         -----

Balance at January 31, 2010   18,486,535     $ 1,849   2,372,036   $6,097,355    $32,715,950    $(22,684,245)   $16,130,909

Net income for the period                                                                             47,132         47,132
                              ----------     -------   ---------   ----------    -----------    ------------    -----------

Balance at July 31, 2010      18,486,535     $ 1,849   2,372,036   $6,097,355    $32,715,950    $(22,637,113)   $16,178,041
                              ==========     =======   =========   ==========    ===========    ============    ===========

Balance at January 31, 2009   18,268,104     $ 1,827   2,372,036   $6,097,355    $32,664,364    $(39,713,122)   $  (949,576)

Purchase of M3                    25,000           3                                   3,247                          3,250

Net income for the period                                                                         16,890,818     16,890,818
                              ----------     -------   ---------   ----------    -----------    ------------    -----------

Balance at July 31, 2009      18,293,104     $ 1,830   2,372,036   $6,097,355    $32,667,611    $(22,822,304)   $15,944,492
                              ==========     =======   =========   ==========    ===========    ============    ===========


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Six Months Ended July 31, 2010 and July 31, 2009


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

In June 2010, the United States District Court of the Southern District of New York granted an asset freeze to the Securities and Exchange Commission (SEC) freezing most of the Company's assets. The asset freeze was granted based upon allegations by the SEC that the Company (and certain predecessors) had improperly sold shares of their stock between 1997 and 2006. The SEC is seeking disgorgement of all Company profits earned from the date of the sale of the stock to the current date. Those assets frozen by the order at July 31, 2010 are detailed as follows:

               Cash & cash equivalents               $ 2,760,825
               Short term investments                  9,091,264
               Subordinated note receivable            9,444,445
                                                     -----------

                Total assets restricted              $21,296,534
                                                     ===========

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

SHORT TERM INVESTMENTS- Short term investments include investments in a municipal bond fund. The investments are stated at market fair value at July 31, 2010 and July 31, 2009.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2006 to 2009 are subject to IRS audit.

2. NET INCOME (LOSS) PER SHARE

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding preferred stock which is convertible into common stock. The calculation for net income (loss) per share is as follows.

                                                      31-Jul-10       31-Jul-09
                                                     -----------     -----------

Net income (loss)                                    $    47,132     $16,890,818
                                                     ===========     ===========

Basic shares outstanding (weighted average)           18,486,535      18,270,604
Preferred stock convertible into common shares         2,372,036       2,372,036
                                                     -----------     -----------
Fully diluted shares outstanding (weighted average)   20,858,571      20,642,640
                                                     ===========     ===========

 Basic income (loss) per share                       $      0.00     $      0.93
 Fully diluted income (loss) per share               $      0.00     $      0.82

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

4. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                                                 31-Jul-10             31-Jul-09
                                                                                -----------           -----------
Net income (loss) before provision for income taxes                             $    67,094           $23,333,057
                                                                                ===========           ===========

Current tax expense:
  Federal                                                                       $    11,774           $ 1,012,004
  State                                                                              10,783               367,100
                                                                                -----------           -----------
      Total                                                                     $    22,557           $ 1,379,104

Add deferred tax payable (benefit):
  Long term capital gain (installment payable over 3 years)                               0             5,063,135
                                                                                -----------           -----------
      Provision for income taxes                                                $    22,557           $ 6,442,239
                                                                                ===========           ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                                              34%                   15%
Statutory state and local income tax                                                     13%                   13%
                                                                                -----------           -----------
Effective rate                                                                           47%                   28%
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

6. CONCENTRATION OF CREDIT RISK

The Company has substantially all of its assets in cash and the subordinated note receivable from FXDD. These assets are currently frozen as per the court order discussed in Note 1.

In the event the court decides that the Company disgorge all of its profits accrued to it since fiscal year 2001, the Company's financial solvency would be adversely affected impairing the Company's ability to continue as a going concern.

7. PURCHASE OF MOVEIDIOT.COM

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

9. COMPANY INVESTMENTS

The following table summarizes the valuation of the Company's investments, that are currently restricted by the court order discussed in Note 1, by the above FASB ASC 820 fair value hierarchy levels as of July 31, 2010.

INVESTMENTS:

                                         Level I       Level II       Level III
                                       ----------     ----------     ----------

Investment in municipal bond fund      $        0     $9,091,264     $        0
                                       ----------     ----------     ----------

    Totals                             $        0     $9,091,264     $        0
                                       ==========     ==========     ==========

12. SUBSEQUENT EVENTS

In August 2010, the United States District Court of the Southern District of New York amended their order discussed in Note 1. Accordingly, the Company will be allowed to deposit $370,000 in escrow with the Company's attorney. The Company can then withdraw from escrow $130,000 at any time after the amendment, $40,000 per month in August, September and October 2010 and $120,000 in November 2010.

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

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $7.5 million had been paid as of July 31, 2010) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement").

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

     On June 22, 2010, the Securities and Exchange Commission (the "SEC") filed a civil enforcement action (the "Civil Action") in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer and President alleging violations of the Securities Act of 1933, as amended in connection with certain securities offerings conducted by the Company and its predecessors between 1997 and 2006 and seeking preliminary and permanent injunctive relief, disgorgement and civil monetary penalties. The SEC also sought provisional relief in the form of an order (the "Asset Freeze Order") freezing the defendants' assets and prohibiting destruction, concealment or altering of records pending final disposition of the action, which was subsequently granted by the Court. In August 2010, the Asset Freeze Order was amended to permit the Company to deposit $370,000 in escrow with the Company's attorneys. The Company is permitted to withdraw from escrow $130,000 at any time after the amendment, $40,000 per month in August, September and October 2010 and $120,000 in November 2010.

RESULTS OF OPERATIONS

     The Company did not generate any revenues in the three months and six months ended July 31, 2010 or the three and six months ended July 31, 2009, as the Company's software servicing and maintenance services for FX Direct were terminated in fiscal 2008 (which ended as of January 31, 2008) and the Company's Moveidiot.com website commenced operations in January 2010 and did not generate any revenues in the six months ended July 31, 2010

     General and administrative expenses in the three and six months ended July 31, 2010 were $443,222 and 862,344, respectively, as compared to $453,882 and $870,789, respectively, in the three and six months ended July 31, 2009, as an increase in salaries and benefits and consulting fees in the three and six months ended July 31, 2010 was offset by a decrease in website development costs as the Company completed the initial development of its MoveIdiot.com website during the fiscal year ended January 31, 2009.

     Other revenues and expenses in the three and six month periods ended July 31, 2010 included interest income of $261,452 and $558,079, respectively, related to the Company's cash balances and note receivable from FX Direct and a gain of $264,639 and $371,359, respectively, on short term investments. Other revenues and expenses in the three and six months ended July 31, 2009 included a gain on the sale of the Company's interest in FX Direct of $0 and $23,597,942, respectively and interest income of $454,258 and $605,904, respectively.

     The Company had a provision for income taxes of ($24,071) and ($19,962),respectively, in three and six months ended July 31, 2010 as compared to a provision for tax income taxes of ($0) and ($6,442,239),respectively, in the three and six months ended July 31, 2009.

     As a result of the foregoing, the Company had net income of $58,798 and $47,132, respectively, in the three and six months ended July 31, 2010 as compared to net income of $376 and $16,890,818, respectively, in the three and six months ended July 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2010, all of the Company's cash and investments were subject to the Asset Freeze Order. In August 2010, the Asset Freeze Order was amended to permit the Company to deposit $370,000 in escrow with the Company's attorneys. The Company is permitted to withdraw from escrow $130,000 at any time after the amendment, $40,000 per month in August, September and October 2010 and $120,000 in November 2010.

     On March 17, 2009, the Company completed the Sale of its Membership Interest to FX Direct. The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $7.5 million had been paid as of July 31, 2010) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Loan Agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The Company also received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

     The Company's use of the proceeds of the Sale is subject to the resolution of the Civil Court Action. The Company believes that the proceeds of the Sale to which the Company has been granted access pursuant to the modification of the Asset Freeze Order in August 2010 will be sufficient to fund its working capital requirements during the balance of the fiscal year. Thereafter, the Company will require additional funds to continue its operations, of which there can be no assurance.

CASH FLOWS

     For the six months ended July 31, 2010, net cash used in operating activities was ($2,747,762) as compared to net cash provided by operating activities of $2,189,552 in the six months ended July 31, 2009. The substantial decrease in net cash provided by operating activities in the six months ended July 31, 2010 resulted from the decrease in net income and the use of cash to satisfy the Asset Freeze Order.

     For the six months ended July 31, 2010, net cash used in investing activities was ($379,948), representing cash provided by the FX Direct subordinated note receivable that was offset by cash used in investments in short-term marketable securities, as compared to cash provided by investing activities of $4,443,743 in the six months ended July 31, 2009, which consisted of the initial proceeds of the FX Direct Sale and collections on the subordinated note receivable.

     For the six months ended July 31, 2010, there was no net cash used in financing activities as compared to net cash used in financing activities of ($38,551) in the Fiscal 2009 period, representing repayment of shareholder advances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At July 31, 2010, the Company had no outstanding loan facilities.

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

(c)  OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of July 31, 2010, that our disclosure controls and procedures were not effective.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 22, 2010, the Securities and Exchange Commission (the "SEC") filed a civil enforcement action in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer and President alleging violations of the Securities Act of 1933, as amended in connection with certain securities offerings conducted by the Company and its predecessors between 1997 and 2006 and seeking preliminary and permanent injunctive relief, disgorgement and civil monetary penalties. The SEC also sought provisional relief in the form of an order freezing the defendants' assets and prohibiting destruction, concealment or altering of records pending final disposition of the action, which was subsequently granted by the Court. In August 2010, the Court order was amended to permit the Company to deposit $370,000 in escrow with the Company's attorneys. The Company is permitted to withdraw from escrow $130,000 at any time after the amendment, $40,000 per month in August, September and October 2010 and $120,000 in November 2010.

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


Date: September 20, 2010             By: /s/ Abel Raskas
                                         ---------------------------------------
                                         Abel Raskas
                                         President


Date: September 20, 2010             By: /s/ Alex Stelmak
                                         ---------------------------------------
                                         Alex Stelmak
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)