Form 10-Q
period 2010-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2010-12-15
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the Period ended October 31, 2010

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

As of October 31, 2010, the registrant had 18,486,535 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:                          3

     Balance sheet as of October 31, 2010 and January 31, 2010                 4

     Statement of income (loss) for nine months ended October 31, 2010
     and 2009                                                                  5

     Statement of cash flows for nine months ended October 31, 2010
     and 2009                                                                  6

     Statement of changes in shareholders equity for the nine months ended
     October 31, 2010                                                          7

     Notes to condensed consolidated financial statements                      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4.  Controls and Procedures                                              18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 1A. Risk Factors                                                         21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Reserved                                                             21

Item 5.  Other Information                                                    21

Item 6.  Exhibits                                                             21

Signatures                                                                    22

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of October 31, 2010 and January 31, 2009

                                                                                 Unaudited
                                                                                 31-Oct-10              31-Jan-10
                                                                               ------------           ------------
ASSETS

Current assets:
   Cash & cash equivalents                                                     $          0           $  2,747,762
   Short term investments                                                                 0              6,220,498
   Subordinated note receivable                                                           0              5,666,667
   Deferred tax asset                                                                71,938                471,742
                                                                               ------------           ------------
       Total current assets                                                          71,938             15,106,669
Other assets:
   Restricted assets                                                             21,272,380                      0
   Subordinated note receivable- non current portion                                      0              6,611,111
   Investment in FX Direct Dealer                                                     5,000                  5,000
   Trademark- net                                                                     6,207                  6,660
   Fixed assets- net                                                                  1,986                  2,420
                                                                               ------------           ------------
       Total assets                                                            $ 21,357,511           $ 21,731,860
                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable & accrued expenses                                         $    342,740           $     88,081
   Income taxes payable                                                           1,418,200                156,576
                                                                               ------------           ------------
       Total current liabilities                                                  1,760,940                244,657
Deferred income taxes payable                                                     3,518,086              5,346,422
Shareholder advance payable                                                           9,872                  9,872
                                                                               ------------           ------------
       Total liabilities                                                          5,288,898              5,600,951

Shareholders' equity:
   Series A preferred stock, one share convertible to one share of common;
    non-participating, authorized 1,000,000 shares at
    stated value of $3 per share, issued and outstanding 762,081 shares           1,712,601              1,712,601
   Series B preferred stock, one share convertible to one share of common;
    non-participating, authorized 7,000,000 shares at
    stated value of $3 per share, issued and outstanding 1,609,955 shares         4,384,754              4,384,754
   Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,486,535 shares at January 31, 2010 and
    18,486,535 at October 31, 2010                                                    1,849                  1,849
   Additional paid in capital                                                    32,715,950             32,715,950
   Accumulated deficit                                                          (22,746,541)           (22,684,245)
                                                                               ------------           ------------
       Total shareholders' equity                                                16,068,613             16,130,909
                                                                               ------------           ------------

       Total Liabilities & Shareholders' Equity                                $ 21,357,511           $ 21,731,860
                                                                               ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Operations
         For the Nine Months Ended October 31, 2010 and October 31, 2009
          And the Quarters Ended October 31, 2010 and October 31, 2009

                                                              9 Months         9 Months         3 Months         3 Months
                                                             31-Oct-10        31-Oct-09        31-Oct-10        31-Oct-09
                                                            ------------     ------------     ------------     ------------
General and administrative expenses:
  Salaries and benefits                                     $    675,205     $    431,659     $    167,000     $    178,277
  Consulting                                                      85,600           57,000                0            8,000
  General administration                                         511,810          728,723          243,271          160,316
                                                            ------------     ------------     ------------     ------------
      Total general & administrative expenses                  1,272,615        1,217,382          410,271          346,593
                                                            ------------     ------------     ------------     ------------
Net loss from operations                                      (1,272,615)      (1,217,382)        (410,271)        (346,593)

Other revenues and expenses:
  Interest income                                                716,299          949,202          158,220          343,298
  Gain on sale of FXDD interest                                        0       23,597,942                0                0
  Gain on short term investments                                 422,082          136,130           50,723          136,130
                                                            ------------     ------------     ------------     ------------
Net income (loss) before provision for income taxes             (134,234)      23,465,892         (201,328)         132,835

Income tax expense (benefit)                                     (71,938)       6,442,239          (91,900)               0
                                                            ------------     ------------     ------------     ------------

Net income (loss)                                           $    (62,296)    $ 17,023,653     $   (109,428)    $    132,835
                                                            ============     ============     ============     ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share                             $      (0.00)    $       0.94     $      (0.01)    $       0.00
  Fully diluted income (loss) per share                     $      (0.00)    $       0.82     $      (0.01)    $       0.00

Weighted average of common shares outstanding:
  Basic                                                       18,486,535       18,293,104       18,486,535       18,293,104
  Fully diluted                                               20,858,571       20,650,250       20,858,571       20,665,140


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
         For the Nine Months Ended October 31, 2010 and October 31, 2009

                                                                31-Oct-10              31-Oct-09
                                                              ------------           ------------
Operating Activities:
  Net income (loss)                                           $    (62,296)          $ 17,023,653
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                      453                    605
     Depreciation                                                      434                    339
     Impairment expense                                                  0                  3,250
     Gain on sale of FXDD interest                                       0            (17,155,703)
  Changes in other operating assets and liabilities:
     Restricted assets                                          (2,774,104)                     0
     Accounts payable & accrued expenses                           254,659             (3,328,562)
     Deferred tax asset                                            399,804                      0
     Income taxes payable                                        1,261,624                414,826
     Deferred income taxes payable                              (1,828,336)             5,063,135
                                                              ------------           ------------
Net cash provided by operations                                 (2,747,762)             2,021,543

Investing activities:
  Purchase of office equipment                                           0                 (2,906)
  Investment in short term marketable securities                         0             (5,134,930)
  Proceeds from note receivable                                          0              3,461,258
  Proceeds from sale of FXDD investment                                  0              2,402,058
                                                              ------------           ------------
Net cash used by investing activities                                    0                725,480

Financing Activities:
  Advances received (paid) shareholders                                  0                (38,551)
                                                              ------------           ------------
Net cash provided (used) by financing activities                         0                (38,551)
                                                              ------------           ------------

Net increase in cash during the year                            (2,747,762)             2,708,472

Cash balance at January 31st                                     2,747,762                134,918
                                                              ------------           ------------

Cash balance at October 31st                                  $          0           $  2,843,390
                                                              ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                             $          0           $          0
  Income taxes paid during the period                         $          0           $    967,278


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
         For the Nine Months Ended October 31, 2010 and October 31, 2009

                                 Common      Common    Preferred    Preferred      Paid in      Accumulated
                                 Shares     Par Value    Shares       Value        Capital        Deficit         Total
                                 ------     ---------    ------       -----        -------        -------         -----
Balance at January 31, 2010    18,486,535     $1,849   2,372,036    $6,097,355   $32,715,950   $(22,684,245)  $16,130,909

Net income for the period                                                                           (62,296)      (62,296)
                               ----------     ------   ---------    ----------   -----------   ------------   -----------

Balance at October 31, 2010    18,486,535     $1,849   2,372,036    $6,097,355   $32,715,950   $(22,746,541)  $16,068,613
                               ==========     ======   =========    ==========   ===========   ============   ===========

Balance at January 31, 2009    18,268,104     $1,827   2,372,036    $6,097,355   $32,664,364   $(39,713,122)  $  (949,576)

Purchase of Movie Idiot            25,000          3                                   3,247                        3,250

Net income for the period                                                                        22,424,109    22,424,109
                               ----------     ------   ---------    ----------   -----------   ------------   -----------

Balance at October 31, 2009    18,293,104     $1,830   2,372,036    $6,097,355   $32,667,611   $(17,289,013)  $21,477,783
                               ==========     ======   =========    ==========   ===========   ============   ===========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
         For the Nine Months Ended October 31, 2010 and October 31, 2009


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

On June 23, 2010, the Securities and Exchange Commission filed a civil enforcement action (the "Civil Action") against Advanced Technologies Group, Ltd. ("ATG"), and its officers. The Commission's Complaint alleges that between 1997 and 2006 the defendants raised $14,741,760.76 from investors through a series of illegal unregistered offerings of the securities of ATG and its predecessor companies, Oxford Global Network, Ltd., and Luxury Lounge, Inc. The Commission alleges that, in connection with these offerings, the defendants violated the securities registration requirements of Sections 5(a) and 5(c) of the Securities Act of 1933 ("Securities Act"). The Commission seeks disgorgement of all alleged ill-gotten gains, plus prejudgment interest thereon, for a total of $24,990,124. The Commission secured provisional relief in the form of an order (the "Asset Freeze Order") freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses. Those assets frozen by the order at October 31, 2010 are detailed as follows:

               Cash & cash equivalents               $ 3,630,392
               Short term investments                  9,141,988
               Subordinated note receivable            8,500,000
                                                     -----------

                Total assets restricted              $21,272,380
                                                     ===========

In August 2010, the Asset Freeze Order was amended to permit the Company to deposit $370,000 in escrow with the Company's attorneys. The Company is permitted to withdraw from escrow $130,000 at any time after the amendment, $40,000 per month in August, September and October 2010 and $120,000 in November 2010. See Part II Item 1-"Legal Proceedings" for a description of a proposed settlement of the Civil Action.

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

SHORT TERM INVESTMENTS- Short term investments include investments in a municipal bond fund. The investments are stated at market fair value.

BAD DEBT EXPENSE- The Company provides, through charges to income, a charge for bad debt expense, which is based upon management's evaluation of numerous factors in regards to the account receivable. These factors include economic conditions, the paying performance of the account receivable, and an analysis of the credit worthiness of the payee.

SUBORDINATED NOTE RECEIVABLE- The subordinated loan receivable from FXDD results from the sale of the Company's interest in the joint venture in 2009. The estimated fair value of the subordinated loan receivable from FXDD is based upon the discounting of the future cash flows from the asset using a risk adjusted lending rate form loans of similar in risk and duration.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of October 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2006 to 2009 are subject to IRS audit.

2. NET INCOME (LOSS) PER SHARE

Basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net loss per share gives the effect of outstanding preferred stock which is convertible into common stock. The calculation for net income (loss) per share is as follows.

                                                      31-Oct-10       31-Oct-09
                                                     -----------     -----------

Net income (loss)                                    $   (62,296)    $17,023,653
                                                     ===========     ===========

Basic shares outstanding (weighted average)           18,486,535      18,293,104
Preferred stock convertible into common shares         2,372,036       2,357,146
                                                     -----------     -----------

Fully diluted shares outstanding (weighted average)   20,858,571      20,650,250
                                                     ===========     ===========

Basic income (loss) per share                        $     (0.00)    $      0.94
Fully diluted income (loss) per share                $     (0.00)    $      0.82

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

4. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                                      31-Oct-10             31-Oct-09
                                                                     -----------           -----------
Net income (loss) before provision for income taxes                  $  (134,234)          $23,465,892
                                                                     ===========           ===========
Current tax expense:
  Federal                                                            $   (82,010)          $ 1,012,004
  State                                                                  (27,337)              367,100
                                                                     -----------           -----------
      Total                                                          $  (109,346)          $ 1,379,104

Add deferred tax payable (benefit):
  Long term capital gain (installment payable over 3 years)                    0             5,063,135
                                                                     -----------           -----------

Provision for income taxes                                           $  (109,346)          $ 6,442,239
                                                                     ===========           ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                                                         15%
Statutory state and local income tax                                          13%                   13%
                                                                     -----------           -----------
Effective rate                                                                13%                   28%
                                                                     ===========           ===========
Deferred tax assets:
  Loss carry forward                                                 $   109,346           $         0
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

9. COMPANY INVESTMENTS

The following table summarizes the valuation of the Company's investments, which are currently restricted by the court order discussed in Note 1, by the above FASB ASC 820 fair value hierarchy levels as of October 31, 2010.

INVESTMENTS:                           LEVEL I         LEVEL II        LEVEL III
                                     ----------       ----------      ----------

Investment in municipal bond fund    $        0       $9,141,988      $        0
                                     ----------       ----------      ----------

     Totals                          $        0       $9,141,988      $        0
                                     ==========       ==========      ==========

10. SUBSEQUENT EVENTS

The Company has made a review of material subsequent events from October 31, 2010 through the date of this report and found no material subsequent events reportable during this period, except as follows:

In November 2010, ATG, and the officer defendants reached an agreement in principle with the Commission to settle the Civil Action in its entirety. Such settlement (the "Settlement") has been approved by the ATG Board of Directors and the individual defendants, and the parties are waiting for final approval from the Commission. Under the proposed Settlement, defendants consent to judgment in the total amount of $19,186,536.32, with such funds being distributed to investors who participated in the unregistered offerings at issue. The Commission has agreed that all settlement funds (except the civil penalty for the Chief Executive Officer ) will be paid by ATG, with the other defendants responsible for any shortfall, subject to certain limitations. ATG has requested that the plan of distribution for the funds provide that any current or former shareholders in ATG claiming any portion of that fund will surrender the shares owned by that shareholder to ATG, and that ATG will retire those shares. The Settlement still requires final approval by the Commission, and will then require court approval before becoming final. See Part II Item 1-"Legal Proceedings" for additional information concerning the Settlement.

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

BACKGROUND

     The Company was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc. (formerly Oxford Global Network, Ltd.), a Delaware corporation that was the designer of the FX3000 currency trading software platform. The FX3000 software program is a financial real time quote and money management platform for use by independent foreign currency traders.

     In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC ("FX Direct") a joint venture company that markets the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. On January 26, 2009, the Company entered into a purchase and sale agreement (the "Purchase Agreement"), pursuant to which the Company agreed to sell (the "FX Direct Sale") its approximate 25% membership interest (the "Membership Interest") in FX Direct to FX Direct. The Agreement provided that it was effective as of December 31, 2008, as a result of which the Company was not entitled to receive any allocations of profit, loss or distributions from FX on account of its Membership Interest after such date. On March 17, 2009, the Company completed the FX Direct Sale.

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which $8,972,222 had been paid as of October 31, 2010) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement").

     Since the completion of the FX Direct Sale, the Company has been seeking to acquire and/or develop new technologies and other business opportunities. Effective as of July 20, 2009, the Company entered into an Asset Purchase Agreement with Dan Khasis, LLC ("Seller"), pursuant to which the Company acquired all of the rights to Seller's website "moveidiot.com" and the related software for a purchase price of $57,000 plus the issuance to Seller of 25,000 restricted shares of Common Stock. In addition, Seller may receive up to an additional 50,000 restricted shares of Common Stock if certain membership goals for the moveidiot.com website are met in the 12 months following the closing. MoveIdiot.com is an online website which helps people and businesses expedite their move from place to another. The Company will also consider investing in commercial real estate ventures.

     On June 23, 2010, the Securities and Exchange Commission filed a civil enforcement action (the "Civil Action") against Advanced Technologies Group, Ltd. ("ATG"), and its officers. The Commission's Complaint alleges that between 1997 and 2006 the defendants raised $14,741,760.76 from investors through a series of illegal unregistered offerings of the securities of ATG and its predecessor companies, Oxford Global Network, Ltd., and Luxury Lounge, Inc. The Commission alleges that, in connection with these offerings, the defendants violated the securities registration requirements of Sections 5(a) and 5(c) of the Securities Act of 1933 ("Securities Act"). The Commission seeks disgorgement of all alleged ill-gotten gains, plus prejudgment interest thereon, for a total of $24,990,124. The Commission secured provisional relief in the form of an order (the "Asset Freeze Order") freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses. See Part II Item 1-"Legal Proceedings" for a description of a proposed settlement of the Civil Action.

RESULTS OF OPERATIONS

     The Company did not generate any revenues in the three months and nine months ended October 31, 2010 or the three and nine months ended October 31, 2009, as the Company's software servicing and maintenance services for FX Direct were terminated in fiscal 2008 (which ended as of January 31, 2008) and the Company's Moveidiot.com website commenced operations in January 2010 and did not generate any revenues in the nine months ended October 31, 2010.

     General and administrative expenses in the three and nine months ended October 31, 2010 were $410,271 and 1,272,615, respectively, as compared to $346,593 and $1,217,382, respectively, in the three and six months ended July 31, 2009. The increase in general and administrative expenses was primarily due in the three month period to an increase in general administrative costs and in the nine month period to an increase in salary and benefits and consulting fees that was partially offset by a decrease in professional fees.

     Other revenues and expenses in the three and nine month periods ended October 31, 2010 included interest income of $158,220 and $716,299, respectively, related to the Company's cash balances and note receivable from FX Direct and a gain of $50,723 and $422,082, respectively, on short term investments. Other revenues and expenses in the three and nine months ended October 31, 2009 included a gain on the sale of the Company's interest in FX Direct of $0 and $23,465,892, respectively and interest income of $343,298 and $948,202, respectively.

     The Company had an for income tax benefit of ($91,900) and ($71,938),respectively, in three and nine months ended October 31, 2010 as compared to a provision for tax income taxes of $0 and $6,442,239, respectively, in the three and nine months ended October 31, 2009.

     As a result of the foregoing, the Company had a net loss of ($109,428) and ($62,296), respectively, in the three and nine months ended October 31, 2010 as compared to net income of $0 and $17,023,653, respectively, in the three and nine months ended October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2010, all of the Company's cash and investments were subject to the Asset Freeze Order. In August 2010, the Asset Freeze Order was amended to permit the Company to deposit $370,000 in escrow with the Company's attorneys. The Company was permitted to withdraw from escrow $130,000 at any time after the amendment, $40,000 per month in August, September and October 2010 and $120,000 in November 2010.

     On March 17, 2009, the Company completed the Sale of its Membership Interest to FX Direct. The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which $8,972,222 had been paid as of October 31, 2010) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Loan Agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The Company also received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

     The Company's use of the proceeds of the Sale is subject to the resolution of the Civil Action. Under a proposed settlement of the Civil Action, $19,186,536.32, of such funds would be distributed to investors who participated in the unregistered offerings at issue in the Civil Action. Pending such distribution, the Company's use of the remaining proceeds would be restricted. See Part II Item 1-"Legal Proceedings" for a description of the proposed settlement of the Civil Action.

     As a result of the limitations imposed on the Company by the Asset Freeze Order and under the terms of the proposed settlement there can be no assurance that the Company will have access to sufficient funds to finance its ongoing operations without being required to seek additional sources of financing, of which there can be no assurance.

CASH FLOWS

     For the nine months ended October 31, 2010, net cash used in operating activities was ($2,747,762) as compared to net cash provided by operating activities of $2,021,543 in the nine months ended October 31, 2009. The substantial decrease in net cash provided by operating activities in the six months ended October 31, 2010 resulted from the decrease in net income and the use of cash to satisfy the Asset Freeze Order.

     For the nine months ended October 31, 2010, net cash used in investing activities was $0, as compared to cash provided by investing activities of $725,480 in the nine months ended October 31, 2009, which consisted of the initial proceeds of the FX Direct Sale and collections on the subordinated note receivable that was offset by investments in short term marketable securities.

     For the nine months ended October 31, 2010, there was $0 net cash used in financing activities as compared to net cash used in financing activities of ($38,551) in the Fiscal 2009 period, representing repayment of shareholder advances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At October 31, 2010, the Company had no outstanding loan facilities.

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

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of October 31, 2010, that our disclosure controls and procedures were not effective.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 23, 2010, the Securities and Exchange Commission filed a civil enforcement action against Advanced Technologies Group, Ltd. ("ATG"), and its officers Alexander Stelmak and Abelis Raskas. The Commission's Complaint alleges that between 1997 and 2006 the defendants raised $14,741,760.76 from investors through a series of illegal unregistered offerings of the securities of ATG and its predecessor companies, Oxford Global Network, Ltd., and Luxury Lounge, Inc. The Commission alleges that, in connection with these offerings, the defendants violated the securities registration requirements of Sections 5(a) and 5(c) of the Securities Act of 1933 ("Securities Act"). The case is titled SEC v. Advanced Technologies Group, Ltd., Alexander Stelmak and Abelis Raskas, Civil Action No. 10-CV-4868 (SDNY)

     The Commission seeks disgorgement of all alleged ill-gotten gains, plus prejudgment interest thereon, for a total of $24,990,124. In addition, against ATG and Stelmak, the Commission seeks civil money penalties, as well as permanent injunctions against future violations of Sections 5(a) and 5(c) of the Securities Act and against future participation in any unregistered securities offerings. Against Stelmak, the Commission also seeks a permanent penny stock bar. The Commission secured provisional relief in the form of an order freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses, as reflected in a Stipulated Order dated August 17, 2010. ATG, Stelmak and Raskas each served Answers to the Complaint in which they denied liability and asserted affirmative defenses.

     ATG, Stelmak and Raskas have now reached an agreement in principle with the Commission to settle the action in its entirety. Such settlement (the "Settlement") has been approved by the ATG Board of Directors and the individual defendants, and the parties are waiting for final approval from the Commission. Under the proposed Settlement, defendants consent to judgment in the total amount of $19,186,536.32, with such funds being distributed to investors who participated in the unregistered offerings at issue. ATG and Stelmak consent to judgment against them in the full amount of $19,186,536.32, and have agreed to certain prohibitions, including for Stelmak and ATG, a permanent injunction against future violations of Section 5(a) and 5(c) of the Securities Act, and for Stelmak a five year ban from participating in any offering of penny stock. Stelmak and ATG also have accepted civil penalties of $6,500 and $65,000, respectively. Raskas, for his part, consents to judgment of $4,749,948.03 of the total $19,186,536.32 judgment at issue. As no penalties or restrictions were sought against Raskas, none are contained in his proposed judgment.

     The Commission has agreed that all settlement funds (except the civil penalty for Stelmak) will be paid by ATG, with Raskas (only to the limited extent of his liability) and Stelmak responsible for any shortfall. ATG has requested that the plan of distribution for the funds provide that any current or former shareholders in ATG claiming any portion of that fund will surrender the shares owned by that shareholder to ATG, and that ATG will retire those shares. The Settlement still requires final approval by the Commission, and will then require court approval before becoming final.

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


Date: December 15, 2010              By: /s/ Abel Raskas
                                         ---------------------------------------
                                         Abel Raskas
                                         President


Date: December 15, 2010              By: /s/ Alex Stelmak
                                         ---------------------------------------
                                         Alex Stelmak
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)