Form 10-K
period 2011-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2011-05-02
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2011


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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's Common Stock, ("Common Stock") held by non-affiliates of the Company was $355,192.20 as at July 30, 2010.

There were 18,948,966 outstanding shares of Common Stock as of January 31, 2011.

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

Not Applicable

                                    FORM 10-K
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS

                                     PART I

Forward Looking Statements                                                     3

Item 1.   Business                                                             3
Item 1A.  Risk Factors                                                         9
Item 1B.  Unresolved Staff Comments                                           14
Item 2.   Properties                                                          14
Item 3.   Legal Proceedings                                                   14

                                     PART II

Item 4.   Reserved                                                            17
Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                           17
Item 6.   Selected Financial Data                                             20
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                                21
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          24
Item 8.   Financial Statements and Supplementary Data                         24
Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                24
Item 9A.  Controls and Procedures                                             24
Item 9B.  Other Information                                                   25

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance              26
Item 11.  Executive Compensation                                              28
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                         30
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        31
Item 14.  Principal Accounting Fees and Services                              31

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules                          32

Signatures                                                                    33

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

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $10.4 million had been paid as of January 31, 2011) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note (the "Subordinated Note") that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Loan Agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The Company previously received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

PROMOTIONSTAT

     During October 2001, the Company acquired 100% of the issued and outstanding shares of Common Stock of Luxury Lounge Inc. ("Luxury") in exchange for 7,918,565 shares of the Company's Common Stock. Luxury, at the time of acquisition, operated an on-line interactive web site specializing in marketing of jewelry, watches and other luxury items at a discount to the retail and wholesale consumer. In addition, Luxury was also in the process of developing several ancillary technologies (known as PromotionStat and Promote4Free) designed to provide on-line marketers with analytical information relating to the effectiveness of their on-line marketing techniques as well as allowing them to offer additional services to their customers. Due to economic conditions, the Company terminated Luxury's on-line marketing operations in order to devote its efforts and resources to complete the development and initiate the commercialization of the PromotionStat and Promote4Free technologies. To date, no revenues have resulted from the PromotionStat e-commerce software platform and during fiscal 2010 the Company discontinued the development of this technology.

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

SEC CIVIL ACTION AND SETTLEMENT

     On June 23, 2010, the Securities and Exchange Commission ("SEC") filed a civil enforcement action (the "SEC Action") against ATG, and its officers in the United States District Court for the Southern District of New York ("the Court"). The SEC's Complaint alleged that between 1997 and 2006 the defendants raised $14,741,760.76 from investors through a series of unregistered offerings of the securities of ATG and its predecessor companies, Oxford Global Network, Ltd., and Luxury Lounge, Inc. that violated the securities registration requirements of Sections 5(a) and 5(c) of the Securities Act of 1933 ("Securities Act"). The SEC sought disgorgement of all alleged ill-gotten gains, plus prejudgment interest thereon, for a total of $24,990,124 as well as additional relief. The defendants each served Answers to the Complaint in which they denied liability and asserted affirmative defenses.

     In October 2010, the defendants reached an agreement in principle with the SEC to settle (the "SEC Settlement") the SEC action in its entirety, which received the final approval of the SEC on December 30, 2010. On January 13, 2011, the Court issued an Order setting a schedule to effectuate the settlement and approve a Plan of Distribution. The Court also entered, as part of the SEC Settlement, final judgments and consents for ATG, and the individual defendants.

     Under the SEC Settlement, defendants consented to judgment in the total amount of $19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance is due in nine monthly installments following the entry of judgment. Such funds are to be distributed to investors who participated in the unregistered offerings at issue pursuant to a Plan of Distribution that was submitted to the Court by the SEC in March 2011 and which is subject to the Court's approval. The SEC has agreed that the Plan of Distribution will require the surrender and cancellation of shares of any investor who participates in the settlement and who continues to own shares in ATG. ATG has agreed to pay $500,000 to satisfy the costs of the administration of the Plan.

     For additional information, see Item 3 "Legal Proceedings."

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

     The Company is seeking to generate revenues from the operation of the MoveIdiot.com website by the sale of advertising and by reselling customer lead data. However, through January 31, 2011, MoveIdiot.com had not yet generated any revenues.

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

     MoveIdiot.com is hosted on Rackspace Cloud, an Internet-based hosting and computing service, pursuant to an "open-ended" agreement.

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

EMPLOYEES

     As of January 31, 2011, we had two employees. In addition, the Company utilizes the services of consultants to provide technology, marketing and other services to the company on a project or as needed basis, including those provided through Dan Khasis LLC. SEC Reports

     We file annual, quarterly, current and other reports and information with the SEC. These filings can be viewed and downloaded from the Internet at the SEC's website at www.sec.gov. These reports are also available to be read and copied at the SEC's public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

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

THE COMPANY HAS A LIMITED HISTORY OF OPERATIONS ON WHICH TO JUDGE ITS FUTURE PERFORMANCE.

     The Company has only a limited history of operations. In 2002, the Company transferred its principal technology to FX Direct in exchange for a 25% interest in this joint venture, which interest was sold in March 2009. The Company's principal business activity at January 31, 2011 was the development of the MoveIdiot.com website, which the Company acquired in July 2009. There can be no assurance that the Company will be successful in developing and commercializing the MoveIdiot.com website. The Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships.

A SUBSTANTIAL PORTION OF THE COMPANY'S CASH RESOURCES WILL BE REQUIRED FOR THE PAYMENT OF THE SEC SETTLEMENT; THE SEC SETTLEMENT IMPOSES RESTRICTIONS ON THE COMPANY'S ABILITY TO RAISE FUNDS THROUGH ADDITIONAL SECURITIES OFFERINGS.

     Under the terms of the SEC Settlement, the Company has consented to a judgment against it in the amount of $19,186,536.32 and has agreed to pay $500,000 to satisfy the costs of administering the Plan of Distribution under the Settlement Agreement. As of January 31, 2011, approximately $14.8 million of the settlement has already been delivered to the SEC, with the remaining $4.9 million to be funded from collections under the FXDirect Subordinated Note. Until the Company completes the funding of the SEC Settlement, it will continue to be subject to restrictions on the use of its cash resources, which will substantially limit the ability of the Company to conduct its business operations.

     The SEC Settlement prohibits ATG and one of its officers from participating in any unregistered sales of securities for a five year period with the officer being further prohibited from participating in any "penny stock offering," which in general means an offering where the price per share is less than $5.00. These restrictions will make it more difficult for ATG to raise funds to support its ongoing business operations.

OUR MOVEIDIOT.COM WEBSITE IS A RECENTLY ORGANIZED BUSINESS THAT DOES NOT HAVE ANY OPERATING HISTORY AND IS SUBJECT TO THE RISKS, EXPENSES AND UNCERTAINTIES FREQUENTLY ENCOUNTERED BY COMPANIES IN THE EARLY STAGES OF DEVELOPMENT.

     We acquired the assets that comprise the MoveIdiot.com website in July 2009 and the website only commenced operations in January 2010 and as of January 31, 2011 had not generated any revenues. Accordingly, we have no operating history on which you can evaluate MoveIdiot.com and its prospects. We believe that we will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources has been restricted since June 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com. We may not be able to successfully implement our business model for this website, expand our operations and facilities, manage our business to achieve or maintain profitability, and our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development in new and evolving markets for online services. If we do not successfully manage these risks, our business will suffer. We cannot assure you that we will successfully address these risks or that our business strategy for MoveIdiot.com will be successful.

IF FX DIRECT IS UNABLE TO PAY ITS SUBORDINATED NOTE TO THE COMPANY, IT WILL HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL CONDITION.

     $17 million of the purchase price for the Company's interest in FX Direct was represented by a Subordinated Note from FX Direct that is payable in 36 monthly installments, of which approximately $10.4 million had been paid through January 31, 2011. In the event FX Direct is adversely affected by future economic conditions relating to its foreign currency dealing business, or in the event FX Directs should become bankrupt, the Company may only receive a pro rata share of the amounts due it. In the event of an FX Direct bankruptcy, the Company's claims would be subordinate to the claims of the general creditors of FX Direct.

     On February 14, 2011, a civil class action was filed against FX Direct in the United States District Court for the Southern District of New York. The plaintiff brought fraud, civil RICO, and certain state and common law claims on his own behalf and on behalf of a putative class of others similarly situated. These claims are based on allegations of fraudulent and deceptive acts concerning FX Direct's foreign currency trading platforms. Although the complaint alleges that ATG, along with numerous others, is a member of an "FX Direct Fraud Enterprise," ATG has not been named as a defendant in this action.

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

WE MAY FAIL TO ESTABLISH A BRAND IDENTITY FOR MOVEIDIOT.COM

     We believe that establishing and maintaining our MoveIdiot.com brand will be critical to attracting and expanding our user base and Web traffic as well as our commercial relationships. We also believe that the importance of brand recognition on the Internet will increase due to the growing number of Internet sites and the extremely low barriers to entry. If our users do not perceive our services to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received by our users, the value of our brand could be diluted and the attractiveness of our Website to our users could be decreased. We believe that we will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources has been restricted since June 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

     Since August 2008, the Company's office has been located at 331 Newman Springs Road, Suite 143, Red Bank, NJ, and its telephone number is 732-784-2801. This is a shared office facility that provides the Company with access to office services on an as needed basis at a monthly fee of $150 to $250 per month, depending upon our level of usage of the services provided by the facility operator.

ITEM 3. LEGAL PROCEEDINGS

     On June 23, 2010, the SEC filed a civil enforcement action (the "SEC Action") against ATG, and its officers Alexander Stelmak and Abelis Raskas in the United States District Court for the Southern District of New York ("the Court"). The SEC's Complaint alleged that between 1997 and 2006 the defendants raised $14,741,760.76 from investors through a series of illegal unregistered offerings of the securities of ATG and its predecessor companies, Oxford Global Network, Ltd., and Luxury Lounge, Inc. The SEC alleged that, in connection with these offerings, the defendants violated the securities registration requirements of Sections 5(a) and 5(c) of the Securities Act. The SEC sought disgorgement of all alleged ill-gotten gains, plus prejudgment interest thereon, for a total of $24,990,124 as well as additional relief. ATG, Stelmak and Raskas each served Answers to the Complaint in which they denied liability and asserted affirmative defenses.

     The SEC secured provisional relief in the form of an order (the "Asset Freeze Order" freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses.

     In October 2010, the defendants reached an agreement in principle with the SEC to settle (the "SEC Settlement") the action in its entirety, which received the final approval of the Commission on December 30, 2010. On January 13, 2010, the Court issued an Order setting a schedule to effectuate the settlement and approve a Plan of Distribution. The Court also entered, as part of the SEC Settlement, final judgments and consents for ATG, and the individual defendants.

     Under the SEC Settlement, defendants consented to judgment in the total amount of $19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance is due in nine monthly installments following the entry of judgment. Such funds are to be distributed to investors who participated in the unregistered offerings at issue pursuant to a Plan of Distribution that was submitted to the Court by the SEC in March 2011 and which is subject to the Court's approval. The SEC has agreed that the Plan of Distribution will require the surrender and cancellation of shares of any investor who participates in the SEC Settlement and who continues to own shares in ATG. ATG has agreed to pay $500,000 to satisfy the costs of the administration of the Plan.

     ATG and Stelmak consented to judgment against them in the full amount of $19,186,536.32, and have agreed to certain prohibitions, including for Stelmak and ATG, a permanent injunction against future violations of Section 5(a) and 5(c) of the Securities Act, and for Stelmak a five year ban from participating in any offering of penny stock. Stelmak and ATG also have accepted civil penalties of $6,500 and $65,000, respectively. Raskas, for his part, consented to judgment of $4,749,948.03 of the total $19,186,536.32 judgment at issue. As no penalties or restrictions were sought against Raskas, none are contained in his proposed judgment.

     The SEC has agreed that all settlement funds (except the civil penalty for Stelmak) will be paid by ATG, with Raskas (only to the limited extent of his liability) and Stelmak responsible for any shortfall.

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

     The following table sets out the high and low bid information for the Common Stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

Calendar Period                   High Bid(1)              Low Bid(1)
---------------                   -----------              ----------

2009
First Quarter                        0.13                    0.02
Second Quarter                       0.30                    0.03
Third Quarter                        0.20                    0.03
Fourth Quarter                       0.16                    0.10

2010
First Quarter                        0.25                    0.15
Second Quarter                       0.25                    0.04
Third Quarter                        0.05                    0.03
Fourth Quarter                       0.05                    0.05

----------
(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.
(b)  As of January 31, 2011, there were 435 holders of record of the Common
     Stock.
(c) There have been no cash dividends declared to date on the Common Stock and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

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

                                    PART III

ITEM 6. SELECTED FINANCIAL DATA

     Our selected consolidated financial data presented below for each of the fiscal years in the two-year period ended January 31, 2011, and the balance sheet data at January 31, 2010 and 2009 have been derived from consolidated financial statements, which have been audited by Donahue Associates, L.L.C. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended January 31, 2010, and Notes thereto, which are included elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA:
                                                                     31-Jan-11              31 Jan-10
                                                                   ------------           ------------
General and administrative expenses:
  Salaries and benefits                                            $    528,037           $    569,886
  Consulting                                                            362,407                136,200
  General administration                                              1,043,719              1,046,673
                                                                   ------------           ------------
      Total general and administrative expenses                       1,934,163              1,752,759
                                                                   ------------           ------------
Net loss from operations                                           $ (1,934,163)          $ (1,752,759)
                                                                   ------------           ------------
Other revenues and expenses:
  Interest income                                                       979,726              1,291,979
  Gain on sale FX Direct                                                     --             23,597,942
  Gain on short term investments                                        398,111                220,498
                                                                   ------------           ------------
Net income (loss) before provision for income taxes                $   (556,326)          $ 23,357,660
                                                                   ------------           ------------

Provision for income taxes                                            1,200,000             (6,280,425)
                                                                   ------------           ------------

Net income (loss) before extraordinary item                        $    643,674           $ 17,077,235
                                                                   ------------           ------------
Extraordinary item:
  SEC settlement net of taxes                                       (13,840,675)                    --
                                                                   ------------           ------------

Net income (loss)                                                  $(13,197,001)          $ 17,079,235
                                                                   ============           ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share                                    $      (0.70)          $       0.93
  Fully diluted income (loss) per share                            $      (0.70)          $       0.83

Weighted average of common shares outstanding:
  Basic                                                              18,920,037             18,285,166
  Fully diluted                                                      21,292,037             20,657,202

BALANCE SHEET DATA:                                                         As at January 31,
                                                                       2011                   2010
                                                                   ------------           ------------

Total assets                                                       $  8,325,156           $ 21,731,860
Total liabilities                                                  $  5,323,748           $  5,600,951
                                                                   ------------           ------------

Stockholders' equity (deficit)                                     $  3,001,408           $ 16,130,909
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

     On June 23, 2010, the SEC filed the SEC Action against ATG, and its officers in the United States District Court for the Southern District of New York. The SEC secured provisional relief in the form of an order (the "Asset Freeze Order") freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses. In October 2010, the defendants reached an agreement in principle with the SEC to settle the action in its entirety, which was prepared by the Court in January 2011. Under the SEC

Settlement, defendants consented to judgment in the total amount of $19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance is due in nine monthly installments following the entry of judgment. The defendants also agreed to pay $500,000 to satisfy the costs of the administration of the Plan of Distribution under the SEC Settlement.

     As a result of the Asset Freeze Order, the Company has had limited access to its funds to support the growth of MoveIdiot.com. The Company will continue to have limited access to its funds until it completes the funding of the SEC Settlement, which will require most of the Company's cash resources. See "Liquidity and Capital Reserves."

RESULTS OF OPERATIONS

     The Company did not generate any revenues in the year ended January 31, 2011 ("Fiscal 2011") or the year ended October 31, 2010 ("Fiscal 2010") as the Company's software servicing and maintenance services for FX Direct were terminated in fiscal 2008 (which ended as of January 31, 2008) and the Company's Moveidiot.com website commenced operations in January 2010 and did not generate any revenues in Fiscal 2011. We believe that the Company will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources has been restricted since June 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com.

     Total general and administrative expenses in Fiscal 2011 were $1,934,163, as compared to $1,752,759, in Fiscal 2010. The increase in general and administrative expenses in fiscal 2011 was primarily due to an increase in consulting expenses.

     Other revenues and expenses in Fiscal 2011 included interest income of $179,726 related to the Company's cash balances and the Subordinated Note and a gain of $398,111 on short term investments. Other revenues and expenses in Fiscal 2010 included a gain on the sale of the Company's interest in FX Direct of $23,597,942, interest income of $1,291,979 and gain on short term investments of $220,498. The decreased in interest income in Fiscal 2011 reflects the decrease in the remaining principal balance of the Subordinated Note.

     The Company had an income tax benefit of $1,200,000, in Fiscal 2011 as compared to a provision for tax income taxes of ($6,280,425) in Fiscal 2010 related to the sale of the Company's interest in FX Direct.

     The Company had an extraordinary expense related to the SEC Settlement of ($13,840,675, net of tax) in Fiscal 2011 with no similar item in Fiscal 2010.

     As a result of the foregoing, the Company had a net loss of ($13,197,001) in Fiscal 2011 as compared to net income of $17,077,235 in Fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2011, the Company had cash on hand of $12,576 as compared with cash of $2,747,762 at January 31, 2010.

     On March 17, 2009, the Company completed the Sale of its Membership Interest to FX Direct. The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $10.4 million had been paid as of January 31, 2011) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Loan Agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The Company also received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

     Under the terms of the SEC Settlement, the Company has consented to a judgment against it in the amount of $19,186,536.32 and has agreed to pay $500,000 to satisfy the costs of administering the Plan of Distribution under the Settlement Agreement. As of January 31, 2001, approximately $14.8 million of the settlement had already been delivered to the SEC, with the remaining $4.9 million to be funded from collections under the Subordinated Note.

     As a result of the Asset Freeze Order, the Company has had limited access to its funds to support the growth of MoveIdiot.com. The Company will continue to have limited access to its funds until it completes the funding of the SEC Settlement, which will require most of the Company's cash resources.

     In addition, the SEC Settlement prohibits the Company and one of its officers from participating in any unregistered sales of securities for a five year period with the officer being further prohibited from participating in any "penny stock offering," which in general means an offering where the price per share is less than $5.00. These restrictions will make it more difficult for the Company to raise funds to support its ongoing business operations.

CASH FLOWS

     For Fiscal 2011, net cash used in operating activities was ($14,622,350) as compared to net cash used in operating activities of ($4,790,569) in Fiscal 2010. The substantial increase in cash used in operating activities in the 2011 was primarily due to the use of cash to fund the SEC Settlement.

     For Fiscal 2011, net cash provided by investing activities was $11,887,164, representing the proceeds from the sale of short term investments and amounts collected under the Subordinated Note. For Fiscal 2010, net cash provided by investing activities was $7,441,964, representing proceeds from the sale of the Company's interest in FX Direct and collections on the Subordinated Note, offset by the purchase of short-term investments.

     For Fiscal 2011, there was no cash provided by or used in financing activities. For Fiscal 2010, net cash used in financing activities was ($38,551), representing repayment of shareholder advances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At January 31, 2011, the Company had no outstanding borrowings under loan facilities.

ITEM 8. FINANCIAL STATEMENTS

     See F Pages

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended January 31, 2011.

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

     Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of January 31, 2011.

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

(d)  OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of January 31, 2011, that our disclosure controls and procedures were not effective.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth as of the date hereof, with respect to each of the Company's directors and executive officers their position and their ages:

NAME                 AGE                        POSITION
----                 ---                        --------
Alex Stelmak         62        Chief Executive Officer, Chairman of the Board
                               and Chief Financial Officer

Stan Mashov          42        Vice President, Chief Technology Officer and
                               Director

Dr. Abel Raskas      70        President, Senior Marketing Director and Director

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

     Mr. Stelmak's experience in founding and managing several business enterprises provides our Board with executive leadership and management experience.

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

     Mr. Mashov's experience in software development provides our Board with technical expertise in connection with the evaluation and development of software and internet-based business opportunities.

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

     Dr. Raskas' experience as a corporate executive and his business and academic background in computer science provides our Board with business and technical expertise.

LEGAL MATTERS

     Messrs. Stelmak and Raskas were defendants in the SEC Action. See Item 3 "Legal Matters."

BOARD OF DIRECTORS

     Our Board of Directors consists of three members. Directors serve until the next annual meeting of stockholders and until their successors are qualified and elected. The officers serve at the will of the Board of Directors. There are no family relationships among the officers and directors of the Company. There are at present no committees of the Board of Directors. In lieu of an audit committee, the Company's Board of Directors assumes the responsibilities that would normally be those of an audit committee. Given the limited scope of the Company's operations to date, the Board of Directors does not at present have a director that would qualify as an audit committee financial expert under the applicable federal securities law regulations.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2011 all such filing requirements were complied with in a timely manner by all Directors and executive officers

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer and our one other officer who earned in excess of $100,000 per annum for services rendered to us during the fiscal years ended January 31, 2011 and 2010.

                           SUMMARY COMPENSATION TABLE

                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                    Non-Equity   Nonqualified
                                                                    Incentive     Deferred       All
 Name and                                                             Plan         Compen-      Other
 Principal                                      Stock     Option     Compen-       sation       Compen-
 Position         Year      Salary     Bonus  Awards(1)   Awards     sation       Earnings      sation(2)   Total
------------      ----      ------     -----  --------    ------     ------       --------      ------      -----

Alex              2011     $250,000      --   $22,500       --         --            --        $22,829    $272,500
Stelmak, CEO      2010     $250,000      --        --       --         --            --             --    $272,829

Dr. Abel
Raskas,           2011     $250,000      --   $22,500       --         --            --        $22,829    $272,500
President         2010     $250,000      --        --       --         --            --             --    $272,829

----------
(1) Includes 90,000 shares of restricted common stock that were granted to each of Messrs. Stelmak and Raskas on March 5, 2010 pursuant to the Company's 2010 Equity Incentive Plan. The shares vest in three equal installments on the first, second and third anniversaries of the grant date. The grant date fair value of the restricted stock has been calculated in accordance with FASB ASC Topic 718.
(2) Includes amounts payable for health insurance, home office expenses and transportation costs. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          ---------------------------------------------------------------   ------------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                        Equity        Plan
                                                                                                       Incentive     Awards:
                                                                                                         Plan       Market or
                                                                                                        Awards:      Payout
                                             Equity                                                    Number of    Value of
                                            Incentive                          Number                  Unearned     Unearned
                                           Plan Awards;                          of         Market      Shares,      Shares,
            Number of      Number of        Number of                          Shares      Value of    Units or     Units or
           Securities     Securities       Securities                         or Units    Shares or     Other         Other
           Underlying     Underlying       Underlying                         of Stock     Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised  Option     Option       That      Stock That     That         That
            Options         Options         Unearned   Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)  Price($)    Date      Vested(#)  Vested($)(2)  Vested(#)   Vested($)(2)
----      -------------- ----------------  ----------   -----       ----      ---------  -----------   ---------   -----------
Alex            --            --               --         --         --        90,000(1)    $22,500        --           --
Stelmak

Abel Raskas     --            --               --         --         --        90,000(1)    $22,500        --           --

----------
(1) The restricted shares of common stock listed in the table are subject to the following vesting schedules : 30,000 vested on March 5, 2011, 30,000 vest on March 5, 2012 and 30,000 vest on March 5, 2012.
(2) The grant date fair value of stock options is calculated in accordance with FASB ASC Topic 718.

COMPENSATION PURSUANT TO PLANS

     The Company does not have any pension or profit sharing plans.

COMPENSATION TO DIRECTORS

     All of our directors are also officers who do not receive separate compensation for serving as directors. The compensation of Messrs Raskas and Stelmak is set forth above in the Summary Compensation Table. Mr. Mashov receives $2,500 per month.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 31, 2011 the Common Stock ownership of each person and /or group known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                                   Number of
Name                            Shares Owned (1)              Percent Owned
----                            ----------------              -------------
Alex Stelmak                      4,419,476(2)                    23.3%
32 Broadway, 3rd Floor
New York, NY 10004

Stan Mashov                         857,778(2)                     4.5%
32 Broadway, 3rd Floor
New York, NY 10004

Dr. Abel Raskas                   4,419,476(2)                    23.3%
32 Broadway, 3rd Floor
New York, NY 10004

Officers & Directors              9,696,730(2)                    51.2%
as a Group (3 Persons)

----------
(1) Based upon 948,966 issued and outstanding shares of Common Stock on January 31, 2011.
(2) Includes 30,000 shares of restricted common stock granted to each of Messrs. Stelmak, Raskas and Mashov on March 5, 2010 that vested on March 5, 2011. Does not include an additional 60,000 shares of restricted common stock granted to each of Messrs. Stelmak, Raskas and Mashov on March 5, 2010 that vest in two equal installments on March 5, 2012 and March 5, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The spouses of Messrs. Stelmak and Raskas provided planning, due diligence, clerical and administrative services to the Company during fiscal 2011 and 2010 for which they received compensation of $61,000 and $62,350, respectively per annum.

     On March 5, 2010, the Board granted 90,000 restricted shares of Common Stock (the "Restricted Stock") to each officer and director (Messrs. Stelmak, Raskas and Mashov). The Restricted Stock vests in three equal annual installments on the first, second and third anniversaries of the grant date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the audit fees we were billed by Donohue Associates, L.L.C. for fiscal 2011 and 2010:

                           2011                2010
                          ------              ------
     Audit fees           $8,500              $7,000

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

ITEM 15. EXHIBITS

(a)  Financial Statements

See "Index to Consolidated Financial Statements" set forth on page 34.

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

                                        ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: April 27, 2011                   By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer)


Dated: April 27, 2011                   By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 27, 2011                   By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Director


Dated: April 27, 2011                   By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            Director


Dated: April 27, 2011                   By: /s/ Stan Mashov
                                            ------------------------------------
                                            Stan Mashov
                                            Director

               ADVANCED TECHNOLOGIES GROUP, LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets as of January 31, 2011 and January 31, 2010      F-2

Consolidated Statements of Operations for the years ended January 31, 2011
and January 31, 2010                                                         F-4

Consolidated Statements of Cash Flows for the years ended January 31, 2011
and January 31, 2010                                                         F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
years ended January 31, 2011 and January 31, 2010                            F-6

Notes to Consolidated Financial Statements                                   F-7

                             DONAHUE ASSOCIATES, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Advanced Technologies Group, Ltd

We have audited the accompanying consolidated balance sheets of Advanced Technologies Group, Ltd as of January 31, 2011 and January 31, 2010, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technologies Group, Ltd as of January 31, 2011 and January 31, 2010, and the related consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Donahue Associates LLC
--------------------------------------
Donahue Associates LLC
Monmouth Beach, New Jersey
April 19, 2011

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                  As of January 31, 2011 and January 31, 20109

                                                                                  31-Jan-11              31-Jan-10
                                                                                ------------           ------------
ASSETS

Current assets:
  Cash & cash equivalents                                                       $     12,576           $  2,747,762
  Short term investments                                                                   0              6,220,498
  Subordinated note receivable                                                     5,666,668              5,666,667
  Deferred tax asset                                                               1,200,000                      0
  Prepaid taxes                                                                      488,575                471,742
                                                                                ------------           ------------
      Total current assets                                                         7,367,819             15,106,669

Other assets:
  Subordinated note receivable- non current portion                                  944,444              6,611,111
  Investment in FX Direct Dealer                                                       5,000                  5,000
  Trademark- net                                                                       6,054                  6,660
  Fixed assets- net                                                                    1,839                  2,420
                                                                                ------------           ------------

      Total assets                                                              $  8,325,156           $ 21,731,860
                                                                                ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable & accrued expenses                                           $  5,313,876           $     88,081
  Income taxes payable                                                                     0                156,576
                                                                                ------------           ------------
      Total current liabilities                                                    5,313,876                244,657

Deferred income taxes payable                                                              0              5,346,422
Shareholder advance payable                                                            9,872                  9,872
                                                                                ------------           ------------
      Total liabilities                                                            5,323,748              5,600,951

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   non-participating, authorized 1,000,000 shares at stated value of
   $3 per share, issued and outstanding 762,081 shares                             1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common;
   non-participating, authorized 7,000,000 shares at stated value of
   $3 per share, issued and outstanding 1,609,955 shares                           4,384,754              4,384,754
  Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,486,535 shares at January 31, 2010 and
   18,948,966 at January 31, 2011                                                      1,895                  1,849
  Additional paid in capital                                                      32,823,815             32,715,950
  Accumulated deficit                                                            (35,921,657)           (22,684,245)
                                                                                ------------           ------------
      Total shareholders' equity                                                   3,001,408             16,130,909
                                                                                ------------           ------------

      Total Liabilities & Shareholders' Equity                                  $  8,325,156           $ 21,731,860
                                                                                ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2011 and January 31, 2010

                                                                     31-Jan-11              31-Jan-10
                                                                   ------------           ------------
General and administrative expenses:
  Salaries and benefits                                            $    528,037           $    569,886
  Consulting                                                            362,407                136,200
  General administration                                              1,043,719              1,046,673
                                                                   ------------           ------------
      Total general & administrative expenses                         1,934,163              1,752,759
                                                                   ------------           ------------
Net loss from operations                                             (1,934,163)            (1,752,759)

Other revenues and expenses:
  Interest income                                                       979,726              1,291,979
  Gain on sale of FXDD interest                                               0             23,597,942
  Gain on short term investments                                        398,111                220,498
                                                                   ------------           ------------
Net income (loss) before provision for income taxes                    (556,326)            23,357,660

Provision for income taxes                                            1,200,000             (6,280,425)
                                                                   ------------           ------------
Net income (loss) before extraordinary item                             643,674             17,077,235

Extraordinary item:
  S.E.C. settlement, net of tax (see Note 1)                        (13,840,675)                     0
                                                                   ------------           ------------

Net income (loss)                                                  $(13,197,001)          $ 17,077,235
                                                                   ============           ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share                                    $      (0.70)          $       0.93
  Fully diluted income (loss) per share                            $      (0.70)          $       0.83

Weighted average of common shares outstanding:
  Basic                                                              18,920,037             18,285,166
  Fully diluted                                                      21,292,073             20,657,202


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2011 and January 31, 2010

                                                                            31-Jan-11              31-Jan-10
                                                                          ------------           ------------
Operating Activities:
  Net income (loss)                                                       $(13,197,001)          $ 17,077,235
  Adjustments to reconcile net income (loss) items not
   requiring the use of cash:
     Amortization                                                                  606                    758
     Depreciation                                                                  581                    340
     Salary expense                                                             67,500                      0
     Impairment expense                                                              0                 60,250
     Gain on sale of FXDD interest                                                   0            (23,597,942)
  Changes in other operating assets and liabilities:
     Accounts payable & accrued expenses                                     5,225,795             (3,362,466)
     Deferred tax asset                                                     (1,200,000)                     0
     Prepaid taxes                                                             (16,833)              (471,742)
     Income taxes payable                                                     (156,576)               156,576
     Deferred income taxes payable                                          (5,346,422)             5,346,422
                                                                          ------------           ------------
           Net cash used in operations                                     (14,622,350)            (4,790,569)

Investing activities:
  Purchase of office equipment                                                       0                 (2,760)
  Purchase of MovieIdiot                                                             0                (57,000)
  Investment in short term marketable securities                                     0             (6,220,498)
  Sale of short term marketable securities                                   6,220,498                      0
  Proceeds from note receivable                                              5,666,666              4,722,222
  Proceeds from sale of FXDD investment                                              0              9,000,000
                                                                          ------------           ------------
           Net cash provided by investing activities                        11,887,164              7,441,964

Financing Activities:
  Advances received (paid) shareholders                                              0                (38,551)
                                                                          ------------           ------------
           Net cash provided (used) by financing activities                          0                (38,551)
                                                                          ------------           ------------
Net increase (decrease) in cash during the year                             (2,735,186)             2,612,844

Cash balance at February 1st                                                 2,747,762                134,918
                                                                          ------------           ------------

Cash balance at January 31st                                              $     12,576           $  2,747,762
                                                                          ============           ============
Supplemental disclosures of cash flow information:
  Interest paid during the year                                           $          0           $          0
  Income taxes paid during the year                                       $    156,576           $  1,249,169


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
            For the Years Ended January 31, 2011 and January 31, 2010


                                   Common    Common Par  Preferred     Preferred      Paid in       Accumulated
                                   Shares      Value       Shares        Value        Capital         Deficit         Total
                                   ------      -----       ------        -----        -------         -------         -----
Balance at January 31, 2009      18,268,104    $1,827    2,372,036    $6,097,355    $32,664,364   $(39,713,122)   $  (949,576)

Purchase of Movie Idiot              25,000         3                                     3,247                         3,250

Stock dividends paid preferred
 holders                            193,431        19                                    48,339        (48,358)             0

Net income                                                                                          17,077,235     17,077,235
                                 -----------   ------    ----------   -----------   -----------   ------------    -----------
Balance at January 31, 2010      18,486,535    $1,849    2,372,036    $6,097,355    $32,715,950   $(22,684,245)   $16,130,909

Stock dividends paid preferred
 holders                            192,431        19                                    40,392        (40,411)             0

Issued shares for services          270,000        27                                    67,473                        67,500

Net loss                                                                                           (13,197,001)   (13,197,001)
                                 -----------   ------    ----------   -----------   -----------   ------------    -----------

Balance at January 31, 2011      18,948,966    $1,895    2,372,036    $6,097,355    $32,823,815   $(35,921,657)   $ 3,001,408
                                 ===========   ======    ==========   ===========   ===========   ============    ===========


                   See the notes to the financial statements

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Years Ended January 31, 2011 and January 31, 2010


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

In June 2010, the United States District Court of the Southern District of New York granted an asset freeze to the Securities and Exchange Commission (SEC) freezing most of the Company's assets. The asset freeze was granted based upon allegations by the SEC that the Company had raised $14,741,761 by improperly selling shares of its common stock. The SEC action sought disgorgement of all Company profits earned from the sale of the FXDD interest.

In October 2010, the Company reached an agreement with the SEC to settle the action in its entirety, which received the final approval of the SEC on December 30, 2010. Under the settlement agreement, the Company consented to a judgment in the total amount of $19,186,536, of which $14,883,400 was paid in January 2011 and the balance payable in nine monthly installments following the entry of the judgment with the court. Such funds are to be distributed to investors who participated in the unregistered offerings pursuant to a Plan of Distribution yet to be approved by the United States District Court for the Southern District of New York.

The Company is due funds from the sale of the FXDD interest in excess of the balance due and at this time expects all payments due under the settlement agreement to be timely made.

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

SUBORDINATED NOTE RECEIVABLE- The subordinated loan receivable from FXDD results from the sale of the Company's interest in the joint venture in 2009. The estimated fair value of the subordinated loan receivable from FXDD is based upon the discounting of the future cash flows from the asset using a risk adjusted lending rate form loans of similar in risk and duration. At January 31, 2011 and January 31, 2010, the fair value of the subordinated loan receivable was $6,775,000 and $13,079,000, respectively

FIXED ASSETS- Office and computer equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

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

INCOME TAXES- The Company accounts for income taxes in accordance with generally accepted accounting principles which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 31, 2011 and January 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2007 to 2010 are subject to IRS audit.

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net income (loss) per share gives the effect of outstanding preferred stock which is convertible into common stock (see Note 3). For fiscal year 2011, the effects of the convertible preferred stock were excluded from the calculation of diluted net loss per share since its inclusion would be anti-dilutive.

The calculation for net income (loss) per share is as follows.

                                                   31-Jan-11       31-Jan-10
                                                 ------------    ------------

Net income (loss)                                $(13,197,001)   $ 17,077,235
                                                 ============    ============

Basic shares outstanding (weighted average)        18,920,037      18,293,104
Preferred stock convertible into common shares      2,372,036       2,357,146
                                                 ------------    ------------
Fully diluted shares outstanding
 (weighted average)                                21,292,073      20,650,250
                                                 ============    ============

Basic income (loss) per share                    $      (0.70)   $       0.94
Fully diluted income (loss) per share            $      (0.70)   $       0.83

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

4. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                31-Jan-11            31-Jan-10
                                              ------------         ------------
Net income (loss) before provision for
 income taxes                                 $   (556,326)        $ 23,357,660
                                              ============         ============
Current tax expense:
  Federal                                                0              676,298
  State                                                  0              257,705
                                              ------------         ------------
Total                                                    0              934,003

Less deferred tax benefit:
  Tax loss carry-forward                        (7,486,441)                   0
  Less allowance for tax recoverability          6,286,441                    0

Add deferred tax payable (benefit):
  Long term capital gain (installment
   payable over 3 years)                                 0            5,346,422
                                              ------------         ------------

Provision for income taxes                    $ (1,200,000)        $  6,280,425
                                              ============         ============

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                             39%                  39%
Statutory state and local income tax                    13%                  13%
                                              ------------         ------------

Effective rate                                          52%                  52%
                                              ============         ============
Deferred tax asset:
  Loss carry-forward                          $  7,486,441         $          0
  Less valuation allowance                      (6,286,441)                   0
                                              ------------         ------------

Net deferred tax asset                        $  1,200,000         $          0
                                              ============         ============

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2030 and may not be recoverable upon the purchase of the Company under current IRS statutes.

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

6. CONCENTRATION OF CREDIT RISK

The Company has substantially all of its assets in cash and the subordinated note receivable from FXDD. In the event that payments due from the sales of the FXDD interest, the Company would be unable to meet its obligations and its financial position would be adversely affected.

7. PURCHASE OF MOVEIDIOT.COM

In July 2009, the Company purchased the intellectual rights to MoveIdiot.com for $57,000 and 25,000 shares of common stock. The Company used the market price of the Company's common stock at the date of the purchase to value the shares given in the transaction. The transaction value at the time of purchase was $60,250.

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

As part of the purchase, the Company agreed to issue an additional 50,000 restricted shares of common stock to the sellers of MoveIdiot.com if certain profitability levels are met. Management has concluded that these profitability levels will not be attained and therefore assigned no value to the contingent shares issuable.

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

9. COMPANY INVESTMENTS

The following table summarizes the valuation of the Company's investments, which are currently restricted by the court order discussed in Note 1, by the above FASB ASC 820 fair value hierarchy levels as of January 31, 2011 and January 31, 2010.

                                          Level I       Level II       Level III
                                        ----------     ----------     ----------
Investments at January 31, 2011
  None                                  $        0     $        0     $        0
                                        ----------     ----------     ----------

Totals                                  $        0     $        0     $        0
                                        ==========     ==========     ==========

                                          Level I       Level II       Level III
                                        ----------     ----------     ----------
Investments at January 31, 2011
  Investment in municipal bond fund     $        0     $6,220,498     $        0
                                        ----------     ----------     ----------

Totals                                  $        0     $6,220,498     $        0
                                        ==========     ==========     ==========

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, short term investments, subordinated loan receivable, deferred taxes, prepaid taxes, shareholder advances payable, income tax payable, deferred income taxes payable, and accounts payable and accrued expenses reported in the consolidated balance sheets are estimated by management to approximate fair value at January 31, 2011 and January 31, 2010.

11. SUBSEQUENT EVENTS

On January 13, 2011, the Court issued an Order setting a schedule to effectuate the SEC Settlement and approve a Plan of Distribution. The Court also entered, as part of the SEC Settlement, final judgments and consents for the Company, and the individual defendants.

Under the SEC Settlement, the Company consented to judgment in the total amount of $19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance is due in nine monthly installments following the entry of judgment. Such funds are to be distributed to investors who participated in the unregistered offerings at issue pursuant to a Plan of Distribution that was submitted to the Court by the SEC in March 2011 and which is subject to the Court's approval. The SEC has agreed that the Plan of Distribution will require the surrender and cancellation of shares of any investor who participates in the settlement and who continues to own shares in the Company. The Company has agreed to pay $500,000 to satisfy the costs of the administration of the Plan.

For additional information, see Note 1.