Form 10-Q
period 2011-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2011-06-20
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                       For the Period ended April 30, 2011

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

As of April 30 2011 the registrant had 18,948,966 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                           3

     Balance sheet as of April  30, 2011 and January 31, 2011                  4

     Statement of income (loss) for three months ended April 30, 2011
     and 2010                                                                  5

     Statement of cash flows for three months ended April 30, 2011 and 2010    6

     Statement of changes in shareholders equity for the three months ended
     April 30, 2011                                                            7

     Notes to condensed consolidated financial statements                      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Reserved                                                             17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             17

Signatures                                                                    18

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2011 and January 31, 2011

                                                                                30-Apr-11              31-Jan-11
                                                                              ------------           ------------
ASSETS

Current assets:
  Cash & cash equivalents                                                     $      5,553           $     12,576
  Subordinated note receivable                                                   5,666,667              5,666,668
  Deferred tax asset                                                             1,200,000              1,200,000
  Prepaid taxes                                                                    488,575                488,575
                                                                              ------------           ------------
      Total current assets                                                       7,360,795              7,367,819
Other assets:
  Subordinated note receivable- non current portion                                472,222                944,444
  Investment in FX Direct Dealer                                                     5,000                  5,000
  Trademark- net                                                                     5,907                  6,054
  Fixed assets- net                                                                  1,697                  1,839
                                                                              ------------           ------------
      Total assets                                                            $  7,845,621           $  8,325,156
                                                                              ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable & accrued expenses                                         $  4,955,505           $  5,313,876
                                                                              ------------           ------------
      Total current liabilities                                                  4,955,505              5,313,876

Shareholder advance payable                                                          9,872                  9,872
                                                                              ------------           ------------
      Total liabilities                                                          4,965,377              5,323,748

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares           1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common;
   non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares         4,384,754              4,384,754
  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,948,966 shares at January 31, 2011 and
   18,948,966 at April 30, 2011                                                      1,895                  1,895
  Additional paid in capital                                                    32,823,815             32,823,815
  Accumulated deficit                                                          (36,042,821)           (35,921,657)
                                                                              ------------           ------------
      Total shareholders' equity                                                 2,880,244              3,001,408
                                                                              ------------           ------------

      Total Liabilities & Shareholders' Equity                                $  7,845,621           $  8,325,156
                                                                              ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Quarters Ended April 30, 2011 and April 30, 2010

                                                                     30-Apr-11              30-Apr-10
                                                                   ------------           ------------
General and administrative expenses:
  Salaries and benefits                                            $    170,000           $    143,481
  Consulting                                                                  0                 95,450
  General administration                                                  7,070                180,191
                                                                   ------------           ------------
      Total general & administrative expenses                           177,070                419,122
                                                                   ------------           ------------
Net loss from operations                                               (177,070)              (419,122)

Other revenues and expenses:
  Interest income                                                        55,906                296,627
  Gain on short term investments                                              0                106,720
                                                                   ------------           ------------
Net income (loss) before provision for income taxes                    (121,164)               (15,775)

Provision for income taxes                                                    0                  4,109
                                                                   ------------           ------------

Net income (loss)                                                  $   (121,164)          $    (11,666)
                                                                   ============           ============
Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share                                    $      (0.01)          $       0.00
  Fully diluted income (loss) per share                            $      (0.01)          $       0.00

Weighted average of common shares outstanding:
  Basic                                                              18,948,966             18,486,535
  Fully diluted                                                      18,948,966             18,486,535


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Quarters Ended April 30, 2011 and April 30, 2010

                                                                30-Apr-11             30-Apr-10
                                                               -----------           -----------
Operating Activities:
  Net income (loss)                                            $  (121,164)          $   (11,666)
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                      147                   148
     Depreciation                                                      142                   141
  Changes in other operating assets and liabilities :
     Accounts payable & accrued expenses                          (358,371)                8,767
     Deferred tax asset                                                  0                (4,109)
     Prepaid taxes                                                       0               169,075
     Income taxes payable                                                0              (156,576)
     Deferred income taxes payable                                       0              (390,136)
                                                               -----------           -----------
Net cash provided by operations                                   (479,246)             (384,356)

Investing activities:
  Purchase of short term securities                                      0            (2,606,720)
  Proceeds from note receivable                                    472,223             1,416,666
                                                               -----------           -----------
Net cash provided by (used in) investing activities                472,223            (1,190,054)

Financing Activities:
  Advances received (paid) shareholders                                  0                     0
                                                               -----------           -----------
Net cash provided (used) by financing activities                         0                     0
                                                               -----------           -----------

Net increase (decrease) in cash during the year                     (7,023)           (1,574,410)

Cash balance at January 31st                                        12,576             2,747,762
                                                               -----------           -----------

Cash balance at April 30th                                     $     5,553           $ 1,173,352
                                                               ===========           ===========
Supplemental disclosures of cash flow information:
  Interest paid during the period                              $         0           $         0
  Income taxes paid during the period                          $         0           $   186,427


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
            For the Quarters Ended April 30, 2011 and April 30, 2010


                                 Common    Common Par  Preferred     Preferred      Paid in       Accumulated
                                 Shares      Value       Shares        Value        Capital         Deficit         Total
                                 ------      -----       ------        -----        -------         -------         -----
Balance at January 31, 2011   18,948,966    $1,895     2,372,036    $6,097,355    $32,823,815    $(35,921,657)   $ 3,001,408

Net loss                                                                                             (121,164)      (121,164)
                              ----------    ------     ---------    ----------    -----------    ------------    -----------

Balance at April 30, 2011     18,948,966    $1,895     2,372,036    $6,097,355    $32,823,815    $(36,042,821)   $ 2,880,244
                              ==========    ======     =========    ==========    ===========    ============    ===========

Balance at January 31, 2010   18,486,535    $1,849     2,372,036    $6,097,355    $32,715,950    $(22,684,245)   $16,130,909

Net income                                                                                            (11,666)       (11,666)
                              ----------    ------     ---------    ----------    -----------    ------------    -----------

Balance at April 30, 2010     18,486,535    $1,849     2,372,036    $6,097,355    $32,715,950    $(22,695,911)   $16,119,243
                              ==========    ======     =========    ==========    ===========    ============    ===========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Quarters Ended April 30, 2011 and April 30, 2010


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

SUBORDINATED NOTE RECEIVABLE- The subordinated loan receivable from FXDD results from the sale of the Company's interest in the joint venture in 2009. The estimated fair value of the subordinated loan receivable from FXDD is based upon the discounting of the future cash flows from the asset using a risk adjusted lending rate form loans of similar in risk and duration. At April 30, 2011 and January 31, 2011, the fair value of the subordinated loan receivable was $6,275,000 and $6,775,000, respectively

FIXED ASSETS- Office and computer equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 30, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2007 to 2010 are subject to IRS audit.

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

The calculation for net income (loss) per share is as follows.

                                                 30-Apr-11           31-Jan-10
                                                -----------         -----------

Net income (loss)                               $  (121,164)        $   (11,666)
                                                ===========         ===========

Basic shares outstanding (weighted average)      18,948,966          18,486,535

Basic income (loss) per share                   $     (0.01)        $     (0.00)
Fully diluted income (loss) per share           $     (0.01)        $     (0.00)

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

4. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                                 30-Apr-11             31-Jan-10
                                                                -----------           -----------
Net income (loss) before provision for income taxes             $  (121,164)          $   (15,775)
                                                                ===========           ===========
Current tax expense:
  Federal                                                       $         0           $   676,298
  State                                                                   0               257,705
                                                                -----------           -----------
      Total                                                               0               934,003

Less deferred tax benefit:
  Tax loss carryforward                                             (63,005)                    0
  Less allowance for tax recoverability                              63,005                     0

Add deferred tax payable (benefit):
  Long term capital gain (installment payable over 3 years)               0             5,346,422
                                                                -----------           -----------
Provision for income taxes                                      $        (0)          $ 6,280,425
                                                                ===========           ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                              39%                   39%
Statutory state and local income tax                                     13%                   13%
                                                                -----------           -----------
Effective rate                                                           52%                   52%
                                                                ===========           ===========
Deferred tax asset:
  Loss carry forward                                            $ 7,486,441           $         0
  Less valuation allowance                                       (6,286,441)                    0
                                                                -----------           -----------
Net deferred tax asset                                          $ 1,200,000           $         0
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Some of the information contained in this Quarterly Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Unless otherwise required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, those set forth under the heading "Risk Factors" in this Quarterly Report as well as in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $11.8 million had been paid as of April 30, 2011) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement").

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

     On June 23, 2010, the SEC filed the SEC Action against ATG, and its officers in the United States District Court for the Southern District of New York. The SEC secured provisional relief in the form of an order (the "Asset Freeze Order") freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses. In October 2010, the defendants reached an agreement in principle with the SEC to settle the action in its entirety, which was prepared by the Court in January 2011. Under the SEC Settlement, defendants consented to judgment in the total amount of $19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance is due in nine monthly installments following the entry of judgment. The defendants also agreed to pay $500,000 to satisfy the costs of the administration of the Plan of Distribution under the SEC Settlement. See "Item 1. Legal Proceedings."

     As a result of the Asset Freeze Order, the Company has had limited access to its funds to support the growth of MoveIdiot.com. The Company will continue to have limited access to its funds until it completes the funding of the SEC Settlement, which will require most of the Company's cash resources. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     The Company did not generate any revenues in the three months ended April 30, 2011 (the "2012 First Quarter") or the three months ended April 30, 2010 (the "2011 First Quarter") as the Company's Moveidiot.com website commenced operations in January 2010 and has not yet generated any revenues. We believe that the Company will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources has been restricted since June 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com.

     Total general and administrative expenses in the Fiscal 2012 First Quarter were $177,070 as compared to $419,122 in Fiscal 2011 First Quarter. The decrease in general and administrative expenses in the Fiscal 2011 First Quarter was primarily due to a curtailment of the Company's business activities in light of the Asset Freeze Order.

     Other revenues and expenses in the Fiscal 2012 First Quarter included interest income of $55,906 related to the Company's cash balances and the Subordinated Note. Other revenues and expenses in the Fiscal 2011 First Quarter included interest income of $296,627 and gain on short term investments of $106,720. The decrease in interest income in the Fiscal 2012 First Quarter reflects the decrease in the remaining principal balance of the Subordinated Note.

     As a result of the foregoing, the Company had a net loss of ($121,164) in the Fiscal 2012 First Quarter as compared to a net loss of $(11,666) in the Fiscal 2011 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2011, the Company had cash on hand of $5,553 as compared with cash of $12,576 at January 31, 2011.

     On March 17, 2009, the Company completed the Sale of its Membership Interest to FX Direct. The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 (of which approximately $11.8 million had been paid as of April 30, 2011) is payable in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Loan Agreement provides the Company with an increased interest rate in the event of late payments by the Purchaser and with the remedy of liquidation in the event of a default. The Company also received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

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

CASH FLOWS

     For the Fiscal 2012 First Quarter, net cash used in operating activities was ($479,246) as compared to net cash used in operating activities of ($384,356) in the Fiscal 2011 First Quarter. The increase in cash used in operating activities in the fiscal 2012 First Quarter was primarily due to the increase in the Company's net loss.

     For the Fiscal 2012 First Quarter, net cash provided by investing activities was $472,223, representing the amounts collected under the Subordinated Note. For the Fiscal 2011 First Quarter, net cash used in investing activities was ($1,190,054) representing collections on the Subordinated Note, offset by the purchase of short-term investments.

     For the Fiscal 2012 First Quarter and the Fiscal 2011 First Quarter, there was no cash provided by or used in financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At April 30, 2011, the Company had no outstanding borrowings under loan facilities.

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

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of April 30, 2011, that our disclosure controls and procedures were not effective.

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

ITEM 1A. RISK FACTORS

     An investment in the Company involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

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


Date: June 20, 2011                  By: /s/ Abel Raskas
                                         ---------------------------------------
                                         Abel Raskas
                                         President


Date: June 20, 2011                  By: /s/ Alex Stelmak
                                         ---------------------------------------
                                         Alex Stelmak
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)