Form 10-Q
period 2011-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2011-09-14
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                       For the Period ended July 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 31, 2011 the registrant had 18,948,966 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                          3

     Balance sheet as of July 31, 2011 and January 31, 2011                   4

     Statement of operations for three months and six months ended
     July 31, 2011 and 2010                                                   5

     Statement of cash flows for six months ended July 31, 2011 and 2010      6

     Statement of changes in shareholders equity for the six months ended
     July 31, 2011                                                            7

     Notes to condensed consolidated financial statements                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16

Item 4.  Controls and Procedures                                             16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 1A. Risk Factors                                                        18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Reserved                                                            18

Item 5.  Other Information                                                   19

Item 6.  Exhibits                                                            19

Signatures                                                                   20

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of July 31, 2011 and January 31, 2011

                                                                                31-Jul-11              31-Jan-11
                                                                              ------------           ------------
ASSETS

Current assets:
  Cash & cash equivalents                                                     $    254,755           $     12,576
  Subordinated note receivable                                                   4,250,000              5,666,668
  Deferred tax asset                                                             1,200,000              1,200,000
  Prepaid taxes                                                                    197,500                488,575
                                                                              ------------           ------------
      Total current assets                                                       5,902,255              7,367,819
Other assets:
  Subordinated note receivable- non current portion                                      0                944,444
  Investment in FX Direct Dealer                                                     5,000                  5,000
  Trademark- net                                                                     5,754                  6,054
  Fixed assets- net                                                                  1,551                  1,839
                                                                              ------------           ------------
      Total assets                                                            $  5,914,560           $  8,325,156
                                                                              ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable & accrued expenses                                         $  3,236,616           $  5,313,876
                                                                              ------------           ------------
      Total current liabilities                                                  3,236,616              5,313,876

Shareholder advance payable                                                          9,872                  9,872
                                                                              ------------           ------------
      Total liabilities                                                          3,246,488              5,323,748

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares           1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common;
   non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares         4,384,754              4,384,754
  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,948,966 shares at January 31, 2011 and
   18,948,966 at July 31, 2011                                                       1,895                  1,895
  Additional paid in capital                                                    32,823,815             32,823,815
  Accumulated deficit                                                          (36,254,993)           (35,921,657)
                                                                              ------------           ------------
      Total shareholders' equity                                                 2,668,072              3,001,408
                                                                              ------------           ------------

      Total Liabilities & Shareholders' Equity                                $  5,914,560           $  8,325,156
                                                                              ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
     For the Six months and Quarters Ended July 31, 2011 and July 31, 2010

                                                             6 Months         6 Months        3 Months         3 Months
                                                             31-Jul-11        31-Jul-10       31-Jul-11        31-Jul-10
                                                           ------------     ------------    ------------     ------------
General and administrative expenses:
  Salaries and benefits                                    $    340,000     $    508,205    $    170,000     $    364,724
  Consulting                                                          0           85,600               0           (9,850)
  General administration                                         49,484          268,539          42,414           88,348
                                                           ------------     ------------    ------------     ------------
      Total general & administrative expenses                   389,484          862,344         212,414          443,222
                                                           ------------     ------------    ------------     ------------
Net loss from operations                                       (389,484)        (862,344)       (212,414)        (443,222)

Other revenues and expenses:
  Interest income                                                56,148          558,079             242          261,452
  Gain on short term investments                                      0          371,359               0          264,639
                                                           ------------     ------------    ------------     ------------
Net income (loss) before provision for income taxes            (333,336)          67,094        (212,172)          82,869

Provision for income taxes                                            0          (19,962)              0          (24,071)
                                                           ------------     ------------    ------------     ------------

Net income (loss)                                          $   (333,336)    $     47,132    $   (212,172)    $     58,798
                                                           ============     ============    ============     ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share                            $      (0.02)    $       0.00    $      (0.01)    $       0.00
  Fully diluted income (loss) per share                    $      (0.02)    $       0.00    $      (0.01)    $       0.00

Weighted average of common shares outstanding:
  Basic                                                      18,948,966       18,486,535      18,948,966       18,486,535
  Fully diluted                                              18,948,966       20,858,571      18,948,966       20,858,571


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2011 and July 31, 2010

                                                                31-Jul-11             31-Jul-10
                                                               -----------           -----------
Operating Activities:
  Net income (loss)                                            $  (333,336)          $    47,132
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                      300                   300
     Depreciation                                                      288                   288
  Changes in other operating assets and liabilities:
     Accounts payable & accrued expenses                           283,852            (2,261,526)
     Prepaid taxes                                                 291,075               471,742
     Income taxes payable                                                0              (136,614)
     Deferred income taxes payable                                       0              (489,136)
                                                               -----------           -----------
Net cash provided by (used in) operations                          242,179            (2,367,814)

Investing activities:
  Purchase of securities                                                 0            (3,685,502)
  Proceeds from note receivable                                          0             3,305,554
                                                               -----------           -----------
Net cash used in investing activities                                    0              (379,948)

Financing Activities:
  Advances received (paid) shareholders                                  0                     0
                                                               -----------           -----------
Net cash provided (used in) by financing activities                      0                     0
                                                               -----------           -----------

Net increase (decrease) in cash during the year                    242,179            (2,747,762)

Cash balance at January 31st                                        12,576             2,747,762
                                                               -----------           -----------

Cash balance at July 31st                                      $   254,755           $         0
                                                               ===========           ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $         0           $         0
  Income taxes paid during the period                          $         0           $    99,000


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
            For the Six Months Ended July 31, 2011 and July 31, 2010

                                Common      Common     Preferred     Preferred      Paid in      Accumulated
                                Shares     Par Value     Shares        Value        Capital        Deficit          Total
                                ------     ---------     ------        -----        -------        -------          -----
Balance at January 31, 2011   18,948,966    $  1,895    2,372,036    $6,097,355    $32,823,815   $(35,921,657)   $ 3,001,408

Net loss                                                                                             (333,336)      (333,336)
                              ----------    --------    ---------    ----------    -----------   ------------    -----------

Balance at July 31, 2011      18,948,966    $  1,895    2,372,036    $6,097,355    $32,823,815   $(36,254,993)   $ 2,668,072
                              ==========    ========    =========    ==========    ===========   ============    ===========

Balance at January 31, 2010   18,486,535    $  1,849    2,372,036    $6,097,355    $32,715,950   $(22,684,245)   $16,130,909

Net income                                                                                             47,132         47,132
                              ----------    --------    ---------    ----------    -----------   ------------    -----------

Balance at July 31, 2010      18,486,535    $  1,849    2,372,036    $6,097,355    $32,715,950   $(22,637,113)   $16,178,041
                              ==========    ========    =========    ==========    ===========   ============    ===========


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

SUBORDINATED NOTE RECEIVABLE- The subordinated loan receivable from FXDD results from the sale of the Company's interest in the joint venture in 2009. The estimated fair value of the subordinated loan receivable from FXDD is based upon the discounting of the future cash flows from the asset using a risk adjusted lending rate form loans of similar in risk and duration. At July 31, 2011 and January 31, 2011, the fair value of the subordinated loan receivable was $4,325,000 and $6,775,000, respectively

FIXED ASSETS- Office and computer equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2007 to 2010 are subject to IRS audit.

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

The calculation for net income (loss) per share is as follows.

                                                      31-Jul-11       31-Jul-10
                                                     -----------     -----------

Net income (loss)                                    $  (333,336)    $    47,132
                                                     ===========     ===========

Basic shares outstanding (weighted average)           18,948,966      18,486,535
Fully diluted shares outstanding (weighted average)   18,948,966      20,858,571

Basic income (loss) per share                        $     (0.02)    $      0.00
Fully diluted income (loss) per share                $     (0.02)    $      0.00

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

4. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                      31-Jul-11      31-Jul-10
                                                     -----------    -----------

Net income (loss) before provision for income taxes  $  (333,336)   $    67,094
                                                     ===========    ===========
Current tax expense:
  Federal                                            $         0    $    11,774
  State                                                        0         10,783
                                                     -----------    -----------
      Total                                                    0         22,557

Less deferred tax benefit:
  Tax loss carryforward                                        0              0
  Less allowance for tax recoverability                        0              0
                                                     -----------    -----------

      Provision for income taxes                     $         0    $    22,557
                                                     ===========    ===========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                   39%            39%
Statutory state and local income tax                          13%            13%
                                                     -----------    -----------

Effective rate                                                52%            52%
                                                     ===========    ===========
Deferred tax asset:
  Loss carry forward                                 $ 7,486,441    $         0
  Less valuation allowance                            (6,286,441)             0
                                                     -----------    -----------

      Net deferred tax asset                         $ 1,200,000    $         0
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

RESULTS OF OPERATIONS

     The Company did not generate any revenues in the three and nine month periods ended July 31, 2011 or the three and nine month periods ended July 31, 2010 as the Company's Moveidiot.com website commenced operations in January 2010 and has not yet generated any revenues. We believe that the Company will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources has been restricted since June 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com.

     Total general and administrative expenses were $212,414 and $389,484, respectively, in the three and six months ended July 31, 2011 as compared to

$443,222 and $862,344, respectively, in the three and six months ended July 31, 2010. The decrease in general and administrative expenses in the three and six months ended July 31, 2011 was primarily due to a curtailment of the Company's business activities in light of the Asset Freeze Order.

     Other revenues and expenses in the three and six months ended July 31, 2011 included interest income of $242 and $56,148, respectively, related to the Company's cash balances and the Subordinated Note. Other revenues and expenses in the three and six months ended July 31, 2010 included interest income of $261,452 and $558,079, respectively, and gain on short term investments of $264,638 and $371,359, respectively. The decrease in interest income in the three and six months ended July 31, 2011 and the absence of gain on short-term investments reflects the decrease in the remaining principal balance of the Subordinated Note and the decline in the Company's cash balances and short-term investments in order to comply with the terms of the SEC Settlement.

     As a result of the foregoing, the Company had a net loss of ($212,172) and ($333,336), respectively, in the three and six months ended July 31, 2011 as compared to net income of $58,798 and $47,132, respectively, in the three and six months ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2011, the Company had cash on hand of $254,755 as compared with cash of $12,576 at January 31, 2011.

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

CASH FLOWS

     For the six months ended July 31, 2011 net cash provided by operating activities was $242,179 as compared to net cash used in operating activities of ($2,367,814) in the six months ended July 31, 2010. The increase in cash provided by operating activities in the six months ended July 31, 2011 was primarily due to the receipt of an income tax refund payable in connection with the SEC Settlement and a decrease in cash used to fund the SEC Settlement.

     For the six months ended July 31, 2011, there was no net cash provided by investing activities. For the six months ended July 31, 2010, net cash used in investing activities was ($379,948) representing collections on the Subordinated Note, offset by the purchase of short-term investments.

     For the six months ended July 31, 2011 and the six months ended July 31, 2010, there was no cash provided by or used in financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At July 31, 2011, the Company had no outstanding borrowings under loan facilities.

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

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of July 31, 2011, that our disclosure controls and procedures were not effective.

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

101           *     The following materials from the Advanced Technologies
                    Group, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 formatted in Extensible Business
                    Reporting Language (XBRL): (i) the Statements of Operations,
                    (ii) the Balance Sheets, (iii) the Statements of Cash Flows,
                    (iv) Statement of Stockholders' (Deficit) and (v) related notes.
                    #101.INS XBRL Instance Document.
                    #101.SCH XBRL Taxonomy Extension Schema Document.
                    #101.CAL XBRL Taxonomy Extension Calculation Linkbase
                                  Document.
                    #101.LAB XBRL Taxonomy Extension Label Linkbase Document.
                    #101.PRE XBRL Taxonomy Extension Presentation Linkbase
                                  Document.
                    #101.DEF XBRL Taxonomy Extension Definition Linkbase
                                  Document.

----------
* Filed herewith

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: September 14, 2011             By: /s/ Abel Raskas
                                         ---------------------------------------
                                         Abel Raskas
                                         President


Date: September 14, 2011             By: /s/ Alex Stelmak
                                         ---------------------------------------
                                         Alex Stelmak
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)