Form 10-Q
period 2011-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2011-12-06
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the Period ended October 31, 2011

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

As of November 30, 2011 the registrant had 18,948,966 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:                         3

     Balance sheet as of October 31, 2011 and January 31, 2011                4

     Statement of operations for three months and nine months ended
     October 31, 2011 and 2010                                                5

     Statement of cash flows for nine months ended October 31, 2011
     and 2010                                                                 6

     Statement of changes in shareholders equity for the nine months
     ended October 31, 2011                                                   7

     Notes to condensed consolidated financial statements                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Item 4.  Controls and Procedures                                             15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 1A. Risk Factors                                                        17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Reserved                                                            17

Item 5.  Other Information                                                   17

Item 6.  Exhibits                                                            18

Signatures                                                                   19

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of October 31, 2011 and January 31, 2011

                                                                                31-Oct-11              31-Jan-11
                                                                              ------------           ------------
ASSETS

Current assets:
  Cash & cash equivalents                                                     $    248,041           $     12,576
  Subordinated note receivable- restricted asset                                 2,833,333              5,666,668
  Deferred tax asset                                                             1,200,000              1,200,000
  Prepaid taxes                                                                    197,500                488,575
                                                                              ------------           ------------
      Total current assets                                                       4,478,874              7,367,819
Other assets:
  Subordinated note receivable- non current portion                                      0                944,444
  Investment in FX Direct Dealer                                                     5,000                  5,000
  Trademark- net                                                                     5,601                  6,054
  Fixed assets- net                                                                  1,404                  1,839
                                                                              ------------           ------------
      Total assets                                                            $  4,490,879           $  8,325,156
                                                                              ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable & accrued expenses                                         $  1,989,950           $  5,313,876
                                                                              ------------           ------------
      Total current liabilities                                                  1,989,950              5,313,876

Shareholder advance payable                                                          9,872                  9,872
                                                                              ------------           ------------
      Total liabilities                                                          1,999,822              5,323,748

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares           1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common;
   non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares         4,384,754              4,384,754
  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,948,966 shares at January 31, 2011 and
   18,948,966 at October 31, 2011                                                    1,895                  1,895
  Additional paid in capital                                                    32,823,815             32,823,815
  Accumulated deficit                                                          (36,432,008)           (35,921,657)
                                                                              ------------           ------------
      Total shareholders' equity                                                 2,491,057              3,001,408
                                                                              ------------           ------------

      Total Liabilities & Shareholders' Equity                                $  4,490,879           $  8,325,156
                                                                              ============           ============


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
  For the Nine months and Quarters Ended October 31, 2011 and October 31, 2010

                                                               9 Months         9 Months         3 Months         3 Months
                                                              31-Oct-11        31-Oct-10        31-Oct-11        31-Oct-10
                                                            ------------     ------------     ------------     ------------
General and administrative expenses:
  Salaries and benefits                                     $    510,000     $    675,205     $    170,000     $    167,000
  Consulting                                                           0           85,600                0                0
  General administration                                          56,500          511,810            7,016          243,271
                                                            ------------     ------------     ------------     ------------
      Total general & administrative expenses                    566,500        1,272,615          177,016          410,271
                                                            ------------     ------------     ------------     ------------
Net loss from operations                                    $   (566,500)    $ (1,272,615)    $   (177,016)    $   (410,271)

Other revenues and expenses:
  Interest income                                                 56,149          716,299                1          158,220
  Gain on short term investments                                       0          422,082                0           50,723
                                                            ------------     ------------     ------------     ------------
Net income (loss) before provision for income taxes         $   (510,351)    $   (134,234)    $   (177,015)    $   (201,328)

Provision for income taxes                                             0           71,938                0           91,900
                                                            ------------     ------------     ------------     ------------

Net income (loss)                                           $   (510,351)    $    (62,296)    $   (177,015)    $   (109,428)
                                                            ============     ============     ============     ============

Basic & fully diluted net income (loss) per common share:
  Basic income (loss) per share                             $      (0.03)    $       0.00     $      (0.01)    $       0.00
  Fully diluted income (loss) per share                     $      (0.03)    $       0.00     $      (0.01)    $       0.00

Weighted average of common shares outstanding:
  Basic                                                       18,948,966       18,486,535       18,948,966       18,486,535
  Fully diluted                                               18,948,966       18,486,535       18,948,966       18,486,535


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
         For the Nine Months Ended October 31, 2011 and October 31, 2010

                                                                31-Oct-11             31-Oct-10
                                                               -----------           -----------
Operating Activities:
  Net income (loss)                                            $  (510,351)          $   (62,296)
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                      453                   453
     Depreciation                                                      435                   434
  Changes in other operating assets and liabilities :
     Restricted assets                                                   0            (2,774,104)
     Accounts payable & accrued expenses                           453,853               254,659
     Deferred tax asset                                                  0               399,804
     Prepaid taxes                                                 291,075                     0
     Income taxes payable                                                0             1,261,624
     Deferred income taxes payable                                       0            (1,828,336)
                                                               -----------           -----------
Net cash provided by operations                                    235,465            (2,747,762)

Investing activities:
  Purchase of securities                                                 0                     0
  Proceeds from note receivable                                          0                     0
                                                               -----------           -----------
Net cash used by investing activities                                    0                     0

Financing Activities:
  Advances received (paid) shareholders                                  0                     0
                                                               -----------           -----------
Net cash provided (used) by financing activities                         0                     0
                                                               -----------           -----------

Net increase (decrease) in cash during the year                    235,465            (2,747,762)

Cash balance at January 31st                                        12,576             2,747,762
                                                               -----------           -----------

Cash balance at October 31st                                   $   248,041           $         0
                                                               ===========           ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $         0           $         0
  Income taxes paid during the period                          $         0           $         0


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
       Consolidated Statement of Changes in Shareholders' Equity (Deficit)
         For the Nine Months Ended October 31, 2011 and October 31, 2010

                                Common      Common     Preferred     Preferred      Paid in      Accumulated
                                Shares     Par Value     Shares        Value        Capital        Deficit          Total
                                ------     ---------     ------        -----        -------        -------          -----

Balance at January 31, 2011    18,948,966   $ 1,895     2,372,036    $6,097,355   $32,823,815   $(35,921,657)   $ 3,001,408

Net loss                                                                                            (510,351)      (510,351)
                               ----------   -------     ---------    ----------   -----------   ------------    -----------

Balance at October 31, 2011    18,948,966   $ 1,895     2,372,036    $6,097,355   $32,823,815   $(36,432,008)   $ 2,491,057
                               ==========   =======     =========    ==========   ===========   ============    ===========

Balance at January 31, 2010    18,486,535   $ 1,849     2,372,036    $6,097,355   $32,715,950   $(22,684,245)   $16,130,909

Net income                                                                                           (62,296)       (62,296)
                               ----------   -------     ---------    ----------   -----------   ------------    -----------

Balance at October 31, 2010    18,486,535   $ 1,849     2,372,036    $6,097,355   $32,715,950   $(22,746,541)   $16,068,613
                               ==========   =======     =========    ==========   ===========   ============    ===========


See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
         For the Nine Months Ended October 31, 2011 and October 31, 2010


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

In October 2010, the Company reached an agreement with the SEC to settle the action in its entirety, which received the final approval of the SEC on December 30, 2010. Under the settlement agreement, the Company consented to a judgment in the total amount of $19,186,536, of which $14,883,400 was paid in January 2011 and the balance was paid in nine monthly installments following the entry of the judgment with the court. Such funds are to be distributed to investors who participated in the unregistered offerings pursuant to a Plan of Distribution yet to be approved by the United States District Court for the Southern District of New York.

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

SUBORDINATED NOTE RECEIVABLE- The subordinated loan receivable from FXDD results from the sale of the Company's interest in the joint venture in 2009. The estimated fair value of the subordinated loan receivable from FXDD is based upon the discounting of the future cash flows from the asset using a risk adjusted lending rate form loans of similar in risk and duration. At October 31, 2011 and January 31, 2011, the fair value of the subordinated loan receivable was $2,866,000 and $6,775,000, respectively

FIXED ASSETS- Office and computer equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing depreciation expense:

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of October 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2007 to 2010 are subject to IRS audit.

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

The calculation for net income (loss) per share is as follows.

                                                      31-Oct-11      31-Oct-10
                                                     -----------    -----------

Net income (loss)                                    $  (510,351)   $   (62,296)
                                                     ===========    ===========

Basic shares outstanding (weighted average)           18,948,966     18,486,535
Fully diluted shares outstanding (weighted average)   18,948,966     18,486,535

Basic income (loss) per share                        $     (0.03)   $     (0.00)
Fully diluted income (loss) per share                $     (0.03)   $     (0.00)

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

4. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                        31-Oct-11     31-Oct-10
                                                       ----------    ----------

Net income (loss) before provision for income taxes    $ (510,351)   $ (134,234)
                                                       ==========    ==========
Current tax expense:
  Federal                                              $        0    $   64,838
  State                                                         0         7,100
                                                       ----------    ----------
      Total                                            $        0    $   71,938

Less deferred tax benefit:
  Tax loss carryforward                                         0             0
  Less allowance for tax recoverability                         0             0
                                                       ----------    ----------

      Provision for income taxes                       $        0    $   71,938
                                                       ==========    ==========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                     39%          39%
Statutory state and local income tax                            13%          13%
                                                       -----------   ----------
Effective rate                                                  52%          52%
                                                       ===========   ==========
Deferred tax asset:
  Loss carry forward                                   $ 7,486,441   $   71,938
  Less valuation allowance                              (6,286,441)           0
                                                       -----------   ----------

Net deferred tax asset                                 $ 1,200,000   $   71,938
                                                       ===========   ==========

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

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 is being paid in 36 equal monthly installments of $472,222.22, pursuant to a subordinated promissory note bearing interest at the rate of 10% per annum, that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement").

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

     On June 23, 2010, the SEC filed the SEC Action against ATG, and its officers in the United States District Court for the Southern District of New York. The SEC secured provisional relief in the form of an order (the "Asset Freeze Order") freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses. In October 2010, the defendants reached an agreement in principle with the SEC to settle the action in its entirety, which was approved by the Court in January 2011. Under the SEC Settlement, defendants consented to judgment in the total amount of $19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance was paid in nine monthly installments following the entry of judgment. The defendants also agreed to pay $500,000 to satisfy the costs of the administration of the Plan of Distribution under the SEC Settlement. See "Item 1. Legal Proceedings."

     The Asset Freeze Order was lifted in November 2011. However, as a result of the Asset Freeze Order, the Company has had limited access to its funds to support the growth of MoveIdiot.com. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     The Company did not generate any revenues in the three and nine month periods ended October 31, 2011 or the three and nine month periods ended October 31, 2010 as the Company's Moveidiot.com website commenced operations in January 2010 and has not yet generated any revenues. We believe that the Company will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources was restricted from June 2010 until November, 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com.

     Total general and administrative expenses were $177,016 and $566,500, respectively, in the three and nine months ended October 31, 2011 as compared to $410,271 and $1,272,615, respectively, in the three and nine months ended October 31, 2010. The decrease in general and administrative expenses in the three and nine months ended October 31, 2011 was primarily due to a curtailment of the Company's business activities in light of the Asset Freeze Order.

     Other revenues and expenses in the three and nine months ended October 31, 2011 included interest income of $1.00 and $56,149, respectively, related to the Company's cash balances and the Subordinated Note. Other revenues and expenses in the three and nine months ended October 31, 2010 included interest income of $158,220 and $716,299, respectively, and gain on short term investments of $50,723 and $422,082, respectively. The decrease in interest income in the three and nine months ended October 31, 2011 and the absence of gain on short-term investments during these periods reflects the decrease in the remaining principal balance of the Subordinated Note and the decline in the Company's cash balances and short-term investments in order to comply with the terms of the SEC Settlement.

     As a result of the foregoing, the Company had a net loss of ($177,015) and ($510,351), respectively, in the three and nine months ended October 31, 2011 as compared to a net loss of ($109,428) and ($62,296), respectively, in the three and nine months ended October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2011, the Company had cash on hand of $248,041 as compared with cash of $12,576 at January 31, 2011.

     On March 17, 2009, the Company completed the Sale of its Membership Interest to FX Direct. The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 is being paid in 36 equal monthly installments of $472,222.22, pursuant to a subordinated promissory note bearing interest at the rate of 10% per annum, that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Company also received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

     Under the terms of the SEC Settlement, the Company has consented to a judgment against it in the amount of $19,186,536.32 and has agreed to pay $500,000 to satisfy the costs of administering the Plan of Distribution under the Settlement Agreement. As of October 31, 2011, the full amount of the settlement had been delivered to the SEC.

     As a result of the Asset Freeze Order, which was lifted in November 2011, the Company has had limited access to its funds to support the growth of MoveIdiot.com.

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

CASH FLOWS

     For the nine months ended October 31, 2011 net cash provided by operating activities was $235,465 as compared to net cash used in operating activities of ($2,747,762) in the nine months ended October 31, 2010. The increase in cash provided by operating activities in the nine months ended October 31, 2011 was primarily due to the receipt of an income tax refund payable in connection with the SEC Settlement and a decrease in cash used to fund the SEC Settlement.

     For the nine months ended October 31, 2011 and October 31, 2010, there was no net cash provided by investing activities or finance activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At October 31, 2011, the Company had no outstanding borrowings under loan facilities.

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

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of October 31, 2011, that our disclosure controls and procedures were not effective.

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

     The SEC secured provisional relief in the form of an order (the "Asset Freeze Order") freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses. The Asset Freeze Order was lifted in November 2011

     In October 2010, the defendants reached an agreement in principle with the SEC to settle (the "SEC Settlement") the action in its entirety, which received the final approval of the Commission on December 30, 2010. On January 13, 2011, the Court issued an Order setting a schedule to effectuate the settlement and approve a Plan of Distribution. The Court also entered, as part of the SEC Settlement, final judgments and consents for ATG, and the individual defendants.

     Under the SEC Settlement, defendants consented to judgment in the total amount of $19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance was paid in nine monthly installments following the entry of judgment. Such funds are to be distributed to investors who participated in the unregistered offerings at issue pursuant to a Plan of Distribution that was submitted to the Court by the SEC in March 2011 and approved by the Court in September 2011. The SEC has agreed that the Plan of Distribution will require the surrender and cancellation of shares of any investor who participates in the SEC Settlement and who continues to own shares in ATG. ATG has agreed to pay $500,000 to satisfy the costs of the administration of the Plan.

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

101           *     The following materials from the Advanced Technologies
                    Group, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 formatted in Extensible Business
                    Reporting Language (XBRL): (i) the Statements of Operations,
                    (ii) the Balance Sheets, (iii) the Statements of Cash Flows,
                    (iv) Statement of Stockholders' (Deficit) and (v) related notes.
                    #101.INS XBRL Instance Document.
                    #101.SCH XBRL Taxonomy Extension Schema Document.
                    #101.CAL XBRL Taxonomy Extension Calculation Linkbase
                                  Document.
                    #101.LAB XBRL Taxonomy Extension Label Linkbase Document.
                    #101.PRE XBRL Taxonomy Extension Presentation Linkbase
                                  Document.
                    #101.DEF XBRL Taxonomy Extension Definition Linkbase
                                  Document.

----------
* Filed herewith

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: December 6, 2011               By: /s/ Abel Raskas
                                         ---------------------------------------
                                         Abel Raskas
                                         President


Date: December 6, 2011              By: /s/ Alex Stelmak
                                         ---------------------------------------
                                         Alex Stelmak
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)