Form 10-K
period 2012-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2012-05-11
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2012


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's Common Stock, ("Common Stock") held by non-affiliates of the Company was $91,622 as at July 29, 2011.

There were 18,948,966 outstanding shares of Common Stock as of January 31, 2012.

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

Not Applicable

                                    FORM 10-K
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS

                                     PART I

Forward Looking Statements                                                     3

Item 1.  Business                                                              3
Item 1A. Risk Factors                                                          8
Item 1B. Unresolved Staff Comments                                            13
Item 2.  Properties                                                           13
Item 3.  Legal Proceedings                                                    14

                                     PART II

Item 4.  Mine Safety Disclosures                                              15
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            15
Item 6.  Selected Financial Data                                              17
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           20
Item 8.  Financial Statements and Supplementary Data                          21
         Changes in and Disagreements With Accountants on Accounting and
Item 9.  Financial Disclosure                                                 21
Item 9A. Controls and Procedures                                              21
Item 9B. Other Information                                                    22

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance               22
Item 11. Executive Compensation                                               25
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          27
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         27
Item 14. Principal Accounting Fees and Services                               28

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules                           28

Signatures                                                                    30

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

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 was paid in 36 equal monthly installments of $472,222.22, bearing interest at the rate of 10% per annum and evidenced by a subordinated promissory note (the "Subordinated Note") that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Company previously received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

MOVEIDIOT.COM

     Effective as of July 20, 2009, the Company entered into an Asset Purchase Agreement with Dan Khasis, LLC ("Seller"), pursuant to which ATG acquired all of the rights to Seller's website "MoveIdiot.com" and the related software for a purchase price of $57,000 plus the issuance to Seller of 25,000 restricted shares of Common Stock. In addition, Seller was entitled to receive up to an additional 50,000 restricted shares of Common Stock if certain membership goals for the MoveIdiot.com website were met in the 12 months following the closing; however, the goals were not met.

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

SEC CIVIL ACTION AND SETTLEMENT

     On June 23, 2010, the SEC filed the SEC Action against ATG, and its officers in the United States District Court for the Southern District of New York. The SEC secured provisional relief in the form of an order (the "Asset Freeze Order") freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses. In October 2010, the defendants reached an agreement in principle with the SEC to settle the action in its entirety, which was approved by the Court in January 2011. Under the SEC Settlement, defendants consented to judgment in the total amount of

$19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance was paid in nine monthly installments following the entry of judgment. The defendants also agreed to pay $500,000 to satisfy the costs of the administration of the Plan of Distribution under the SEC Settlement. The Plan of Distribution is currently in the process of being implemented.

     The Asset Freeze Order was lifted in November 2011. However, as a result of the Asset Freeze Order, the Company has had limited access to its funds to support the growth of MoveIdiot.com. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources."

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

     The Company is seeking to generate revenues from the operation of the MoveIdiot.com website by the sale of advertising and by reselling customer lead data. However, through January 31, 2012, MoveIdiot.com had not generated any revenues. As indicated above, as a result of the Asset Freeze Order, which was lifted in November 2011, the Company has had limited funds to support the growth of Moveidiot.com.

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

     There has been substantial litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties can claim that we, or our current or potential future products, infringe on their intellectual property. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product licensing delays, require us to license or pay royalties for certain products in order to continue to sell our products, or pay substantial damages. Licensing or royalty agreements, if required, may not be available on terms acceptable to us or at all. As a result, our business could be harmed. EMPLOYEES

     As of January 31, 2012, we had two employees. In addition, the Company utilizes the services of consultants to provide technology, marketing and other services to the company on a project or as needed basis, including those provided through Dan Khasis LLC.

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

THE COMPANY HAS A LIMITED HISTORY OF OPERATIONS ON WHICH TO JUDGE ITS FUTURE PERFORMANCE.

     The Company's principal business activity at January 31, 2012 was the development of the MoveIdiot.com website, which the Company acquired in July 2009. There can be no assurance that the Company will be successful in developing and commercializing the MoveIdiot.com website. The Company is subject to all of the risks inherent in the establishment of a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships.

A SUBSTANTIAL PORTION OF THE COMPANY'S CASH RESOURCES WERE REQUIRED FOR THE PAYMENT OF THE SEC SETTLEMENT.

     Under the terms of the SEC Settlement, the Company consented to a judgment against it in the amount of $19,186,536.32 and has agreed to pay $500,000 to satisfy the costs of administering the Plan of Distribution under the Settlement Agreement. As of January 31, 2012, the Company had fully funded its obligations under the SEC Settlement thereby substantially reducing the Company's cash resources.

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

     We acquired the assets that comprise the MoveIdiot.com website in July 2009 and the website only commenced operations in January 2010 and as of January 31, 2012 had not generated any revenues. Accordingly, we have no operating history on which you can evaluate MoveIdiot.com and its prospects. We believe that we will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources was restricted from June 2010 until November 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com. We may not be able to successfully implement our business model for this website, expand our operations and facilities, manage our business to achieve or maintain profitability, and our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development in new and evolving markets for online services. If we do not successfully manage these risks, our business will suffer. We cannot assure you that we will successfully address these risks or that our business strategy for MoveIdiot.com will be successful.

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

WE MAY FAIL TO ESTABLISH A BRAND IDENTITY FOR MOVEIDIOT.COM

     We believe that establishing and maintaining our MoveIdiot.com brand will be critical to attracting and expanding our user base and Web traffic as well as our commercial relationships. We also believe that the importance of brand recognition on the Internet will increase due to the growing number of Internet sites and the extremely low barriers to entry. If our users do not perceive our services to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received by our users, the value of our brand could be diluted and the attractiveness of our Website to our users could be decreased. We believe that we will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources was restricted from June 2010 until November 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com.

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

     The following table sets out the high and low bid information for the Common Stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

               Calendar Period        High Bid(1)      Low Bid(1)
               ---------------        -----------      ----------
               2010
               ----
               First Quarter           $ 0.25           $ 0.15
               Second Quarter            0.25             0.04
               Third Quarter             0.05             0.03
               Fourth Quarter            0.05             0.05

               2011
               ----
               First Quarter           $ 0.05           $ 0.04
               Second Quarter            0.04             0.02
               Third Quarter             0.02             0.03
               Fourth Quarter            0.01             0.01

----------
(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

     (b) As of January 31, 2012, there were 420 holders of record of the Common Stock.

     (c) There have been no cash dividends declared to date on the Common Stock and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the Company's revenues, earnings and financial condition.

2010 EQUITY INCENTIVE PLAN

     On March 5, 2010, the Board of Directors adopted the Company's 2010 Equity Incentive Plan (the "Plan"). The Plan is administered by the Board of Directors and provides for the grant of stock options, stock appreciation rights and restricted stock grants. The Plan includes an initial reserve of 3,000,000 shares of our common stock that will be available for issuance under the Plan, subject to adjustment to reflect stock splits and similar events. Shares that are subject to issuance upon exercise of an option but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award that is granted but is subsequently forfeited, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the Plan. The Plan is further described in Item 5 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

                                    PART III

ITEM 6. SELECTED FINANCIAL DATA

     Our selected consolidated financial data presented below for each of the fiscal years in the two-year period ended January 31, 2012, and the balance sheet data at January 31, 2012 and 20011 have been derived from consolidated financial statements, which have been audited by Donahue Associates, L.L.C. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended January 31, 2012, and Notes thereto, which are included elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA:
                                                          31-Jan-12              31-Jan-11
                                                         ------------           ------------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and benefits                                  $    170,000           $    528,037
  Consulting                                                   20,000                362,407
  General administration                                       90,693              1,043,719
                                                         ------------           ------------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                     280,693              1,934,163
                                                         ------------           ------------
Net loss from operations                                      280,693             (1,934,163)
                                                         ------------           ------------
OTHER REVENUES AND EXPENSES:
  Interest income                                              27,556                979,726
  Gain on short term investments                                    0                398,111
                                                         ------------           ------------
Net loss before provision for income taxes                   (253,137)              (556,326)
                                                         ------------           ------------
Provision for income taxes                                 (1,200,000)             1,200,000
                                                         ------------           ------------
Net income (loss) before extraordinary item                (1,453,137)               643,674
                                                         ------------           ------------
EXTRAORDINARY ITEM:
  SEC settlement net of taxes                                       0            (13,840,675)
                                                         ------------           ------------

Net loss                                                 $ (1,453,137)          $(13,197,001)
                                                         ============           ============
BASIC & fully diluted net income (loss) per
 common share:
   Net income (loss) per share before
    extraordinary item                                   $      (0.08)          $       0.03
   Extraordinary item                                               0                  (0.73)
                                                         ------------           ------------

BASIC NET LOSS PER SHARE                                 $      (0.08)          $      (0.70)
                                                         ============           ============
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
  Basic                                                    18,948,966             18,920,037
  Fully diluted                                            18,948,966             21,292,037

BALANCE SHEET DATA:
                                                             2012                   2011
                                                         ------------           ------------
Total assets                                             $  2,153,444           $  8,325,156
Total liabilities                                        $    605,173           $  5,323,748
Total Shareholders' equity                               $  1,548,271           $  3,001,408

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

     The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 was paid in 36 equal monthly installments of $472,222.22, pursuant to a subordinated promissory note bearing interest at the rate of 10% per annum, that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement").

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

RESULTS OF OPERATIONS

     The Company did not generate any revenues in the fiscal year ended January 31, 2012 or the fiscal year ended January 31, 2011 as the Company's Moveidiot.com website commenced operations in January 2010 and has not yet generated any revenues. We believe that the Company will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources was restricted from June 2010 until November, 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com.

     Total general and administrative expenses were $280,693 in the fiscal year ended January 31, 2012 as compared to $1,934,163 in the fiscal year ended January 31, 2011. The decrease in general and administrative expenses in fiscal 2012 was primarily due to a curtailment of the Company's business activities in light of the Asset Freeze Order, reductions in executive compensation and reductions in professional fees following the completion of the SEC Settlement.

     Other revenues and expenses in the fiscal year ended January 31, 2012 included interest income of $27,556 related to the Company's cash balances and the Subordinated Note. Other revenues and expenses in the fiscal year ended January 31, 2011 included interest income of $979,726 and gain on short term investments of $398,111. The decrease in interest income in the fiscal year ended January 31, 2012 and the absence of gain on short-term investments during this period reflects the decrease in the remaining principal balance of the Subordinated Note and the decline in the Company's cash balances and short-term investments in order to comply with the terms of the SEC Settlement.

     In fiscal 2011, the Company had expenses, net of taxes from the SEC Settlement of $13,840,675, with no similar expense in fiscal 2012.

     As a result of the foregoing, the Company had a net loss of ($1,453,137) in the fiscal year ended January 31, 2012 as compared to a net loss of ($13,197,001) in the fiscal year ended January 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2012, the Company had cash on hand of $1,185,519, compared with cash of $12,576 at January 31, 2011.

     On March 17, 2009, the Company completed the Sale of its Membership Interest to FX Direct. The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 was paid in 36 equal monthly installments of $472,222.22, pursuant to a subordinated promissory note bearing interest at the rate of 10% per annum, that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Company also received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser.

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

CASH FLOWS

     For the fiscal year ended January 31, 2012 net cash used in operating activities was $702,096 compared to net cash used in operating activities of $14,622,350 in the fiscal year ended January 31, 2011. The decrease in cash used in operating activities in the fiscal year ended January 31, 2012 was primarily due to the completion of the funding of the SEC Settlement.

     For the fiscal year ended January 31, 2012 net cash provided by investing activities decreased to $1,877,115, as compared to net cash provided by investing activities of $11,887,164 in fiscal 2011, as a result of a decrease in amounts provided by the sale of securities and an account of the Subordinated Note.

     For the fiscal years ended January 31, 2012 and January 31, 2011, there were no material cash amounts used in or provided by financing activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At January 31, 2012, the Company had no outstanding borrowings under loan facilities.

ITEM 8. FINANCIAL STATEMENTS

     See F Pages

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended January 31, 2012.

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

     Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of January 31, 2012.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c)  CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(d)  OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of January 31, 2012, that our disclosure controls and procedures were not effective.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth as of the date hereof, with respect to each of the Company's directors and executive officers their position and their ages:

Name                  Age                   Position
----                  ---                   --------
Alex Stelmak          63      Chief Executive Officer, Chairman of the Board and
                              Chief Financial Officer
Stan Mashov           43      Vice President, Chief Technology Officer and
                              Director
Dr. Abel Raskas       71      President, Senior Marketing Director and Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2012 all such filing requirements were complied with in a timely manner by all Directors and executive officers

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer and our one other officer who earned in excess of $100,000 per annum for services rendered to us during the fiscal years ended January 31, 2012 and 2011.

                           SUMMARY COMPENSATION TABLE

                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                    Non-Equity   Nonqualified    All
                                                                    Incentive     Deferred      Other
 Name and                                                             Plan         Compen-      Compen-
 Principal                                      Stock     Option     Compen-       sation       sation
 Position         Year      Salary     Bonus    Awards    Awards     sation       Earnings      (1)(2)     Total
------------      ----      ------     -----    ------    ------     ------       --------      ------     -----

Alex              2012     $ 62,500     --     $    --      --         --            --         $82,500    $145,000
Stelmak, CEO      2011     $250,000     --     $22,500      --         --            --         $    --    $272,500

Dr. Abel
Raskas,           2012     $ 62,500     --          --      --         --            --         $82,500    $145,000
President         2011     $250,000     --     $22,500      --         --            --         $    --    $272,500

----------
(1) The Company's employment agreements with Messrs. Stelmak and Raskas expired in April 2011. Effective as of May 1, 2011, Messrs. Stelmak and Raskas are compensated at the rate of $7,000 per month.
(2) Includes amounts payable for health insurance, home office expenses and transportation costs.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                      Equity          Plan
                                                                                                     Incentive       Awards:
                                                                                                       Plan         Market or
                                                                                                      Awards:        Payout
                                          Equity                                                     Number of      Value of
                                         Incentive                            Number       Market     Unearned       Unearned
                                        Plan Awards;                            of        Value of     Shares,        Shares,
           Number of      Number of      Number of                            Shares     Shares or    Units or       Units or
          Securities     Securities     Securities                           or Units     Units of     Other          Other
          Underlying     Underlying     Underlying                           of Stock    Stock That    Rights         Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That       Have Not      That           That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not      Vested     Have Not        Have Not
Name      Exercisable   Unexercisable   Options (#)    Price($)    Date      Vested(#)      ($)      Vested(#)       Vested($)
----      -----------   -------------   -----------    -----       ----      ---------     ------      --------      ---------
Alex Stelmak   --            --             --           --         --       30,000(1)      $300         --             --

Abel Raskas    --            --             --           --         --        3,000(1)      $300         --             --

----------
(1) The restricted shares of common stock listed in the table vest on March 5, 2013

COMPENSATION PURSUANT TO PLANS

     The Company does not have any pension or profit sharing plans.

COMPENSATION TO DIRECTORS

     All of our directors are also officers who do not receive separate compensation for serving as directors. The compensation of Messrs Raskas and Stelmak is set forth above in the Summary Compensation Table.

EMPLOYMENT CONTRACTS

     The Company had three-year employment contracts with Mr. Stelmak and Dr. Raskas that were renewed in April 2008 and expired in April 2011. Terms of the employment contracts were proposed by Messrs Stelmak and Raskas and were approved on behalf of the Company by Mr. Stan Mashov, the sole disinterested director on the Board of Directors.

     The employment contracts provided that Messrs. Stelmak and Raskas shall be paid a base salary of $250,000 per annum. The officers were also eligible to receive a discretionary bonus of up to 30% of their base salary per year based upon the Company's assessment of the Employee's performance over the previous year and available funds. In the event the agreements are terminated other than for cause, the officers were entitled to receive a payment equal to three times their base salary.

     Effective as of May 1, 2011, Messrs. Stelmak and Raskas are compensated at the rate of $7,000 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 31, 2012 the Common Stock ownership of each person and /or group known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                                    Number of
Name                             Shares Owned (1)               Percent Owned
----                             ----------------               -------------
Alex Stelmak                       4,449,476(2)                     23.5%

Stan Mashov                          887,778(2)                      4.7%

Dr. Abel Raskas                    4,449,476(2)                     23.5%

Officers & Directors
 as a Group (3 Persons)            9,786,730(2)                     51.7%

----------
(1) Based upon 18,948,966 issued and outstanding shares of Common Stock on January 31, 2012.
(2) Includes 30,000 shares of restricted common stock granted to each of Messrs. Stelmak, Raskas and Mashov on March 5, 2010 that vested on March 5, 2012. Does not include an additional 30,000 shares of restricted common stock granted to each of Messrs. Stelmak, Raskas and Mashov on March 5, 2010 that will vest on March 5, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The spouses of Messrs. Stelmak and Raskas provided planning, due diligence, clerical and administrative services to the Company during fiscal 2011 for which they received compensation of $61,000, respectively.

     On March 5, 2010, the Board granted 90,000 restricted shares of Common Stock (the "Restricted Stock") to each officer and director (Messrs. Stelmak, Raskas and Mashov). The Restricted Stock vests in three equal annual installments on the first, second and third anniversaries of the grant date, of which two installments have already vested.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the audit fees we were billed by Donohue Associates, L.L.C. for fiscal 2012 and 2011:

                                 2012              2011
                                 ----              ----
Audit fees                     $ 9,000           $ 8,500

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

101              *       The following materials from the Advanced Technologies
                         Group, Ltd. Annual Report on Form 10-K for the fiscal year ended January 31, 2012 formatted in Extensible
                         Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the
                         Statements of Cash Flows, (iv) Statement of
                         Stockholders' (Deficit) and (v) related notes.

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

#101.CAL                 XBRL Taxonomy Extension Calculation Linkbase Document.

#101.LAB                 XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE                 XBRL Taxonomy Extension Presentation Linkbase Document.

#101.DEF                 XBRL Taxonomy Extension Definition Linkbase Document.

                         In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed "not filed" for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

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

                                       ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: May 11, 2012                    By: /s/ Alex Stelmak
                                           -------------------------------------
                                           Alex Stelmak
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)


Dated: May 11, 2012                    By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 11, 2012                     By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Director


Dated: May 11, 2012                     By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            Director


Dated: May 11, 2012                     By: /s/ Stan Mashov
                                            ------------------------------------
                                            Stan Mashov
                                            Director

               ADVANCED TECHNOLOGIES GROUP, LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of January 31, 2012 and January 31, 2011      F-3

Consolidated Statements of Operations for the years ended January 31, 2012
 and January 31, 2011                                                        F-4

Consolidated Statements of Cash Flows for the years ended January 31, 2012
 and January 31, 2011                                                        F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for
 the years ended January 31, 2012 and January 31, 2011                       F-6

Notes to Consolidated Financial Statements                                   F-7

                             DONAHUE ASSOCIATES, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Advanced Technologies Group, Ltd

We have audited the accompanying consolidated balance sheets of Advanced Technologies Group, Ltd as of January 31, 2012 and 2011, and the related consolidated statements of operations, consolidated stockholders' equity, and consolidated cash flows for each of the two years in the period ended January 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Technologies Group, Ltd as of January 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles.


/s/ Donahue Associates LLC
-------------------------------------
Donahue Associates LLC
Monmouth Beach, New Jersey
April 25, 2012

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2012 and January 31, 2011

                                                                            31-Jan-12              31-Jan-11
                                                                          ------------           ------------
ASSETS

CURRENT ASSETS:
  Cash                                                                    $  1,185,519           $     12,576
  Subordinated note receivable                                                 956,218              5,666,668
  Deferred tax asset                                                                 0              1,200,000
  Prepaid taxes                                                                      0                488,575
                                                                          ------------           ------------
      TOTAL CURRENT ASSETS                                                   2,141,737              7,367,819
                                                                          ------------           ------------
OTHER ASSETS:
  Subordinated note receivable- non current portion                                  0                944,444
  Investment in FX Direct Dealer                                                 5,000                  5,000
  Trademark- net                                                                 5,449                  6,054
  Fixed assets- net                                                              1,258                  1,839
                                                                          ------------           ------------

      TOTAL ASSETS                                                        $  2,153,444           $  8,325,156
                                                                          ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable & accrued expenses                                     $    597,377           $  5,313,876
                                                                          ------------           ------------
      TOTAL CURRENT LIABILITIES                                                597,377              5,313,876
                                                                          ------------           ------------
Shareholder advance payable                                                      7,796                  9,872
                                                                          ------------           ------------
      TOTAL LIABILITIES                                                        605,173              5,323,748

SHAREHOLDERS' EQUITY:
  Series A preferred stock, one share convertible to one
   share of common; non-participating, authorized
   1,000,000 shares at stated value of $3 per share, issued
   and outstanding 762,081 shares                                            1,712,601              1,712,601
  Series B preferred stock, one share convertible to one
   share of common; non-participating, authorized
   7,000,000 shares at stated value of $3 per share, issued
   and outstanding 1,609,955 shares                                          4,384,754              4,384,754
  Common stock- $.0001 par value, authorized
   100,000,000 shares, issued and outstanding, 18,948,966 shares
   at January 31, 2011 and 18,948,966 at January 31, 2012                        1,895                  1,895
  Additional paid in capital                                                32,823,815             32,823,815
  Accumulated deficit                                                      (37,374,794)           (35,921,657)
                                                                          ------------           ------------
      TOTAL SHAREHOLDERS' EQUITY                                             1,548,271              3,001,408
                                                                          ------------           ------------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $  2,153,444           $  8,325,156
                                                                          ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2012 and January 31, 2011

                                                                       2012                   2011
                                                                   ------------           ------------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and benefits                                            $    170,000           $    528,037
  Consulting                                                             20,000                524,407
  General administration                                                 90,693                881,719
                                                                   ------------           ------------
      TOTAL GENERAL & ADMINISTRATIVE EXPENSES                           280,693              1,934,163
                                                                   ------------           ------------
Net loss from operations                                               (280,693)            (1,934,163)

OTHER REVENUES AND EXPENSES:
  Interest income                                                        27,556                979,726
  Gain on short term investments                                              0                398,111
                                                                   ------------           ------------
Net income (loss) before provision for income taxes                    (253,137)              (556,326)
Provision for income taxes                                           (1,200,000)             1,200,000
                                                                   ------------           ------------
Net income (loss) before extraordinary item                          (1,453,137)               643,674

EXTRAORDINARY ITEM:
  S.E.C settlement, net of tax (See Note 1)                                   0            (13,840,675)
                                                                   ------------           ------------

NET INCOME (LOSS)                                                  $ (1,453,137)          $(13,197,001)
                                                                   ============           ============
BASIC & FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE:
  Net income (loss) per share before extraordinary item            $      (0.08)          $       0.03
  Extraordinary item                                                       0.00                  (0.73)
                                                                   ------------           ------------

BASIC NET INCOME (LOSS) PER SHARE                                  $      (0.08)          $      (0.70)
                                                                   ============           ============
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
  Basic                                                              18,948,966             18,920,037
  Fully diluted                                                      18,948,966             18,920,037


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2012 and January 31, 2011

                                                                   2012                   2011
                                                               ------------           ------------
OPERATING ACTIVITIES:
  Net income (loss)                                            $ (1,453,137)          $(13,197,001)
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                       605                    606
     Depreciation                                                       581                    581
     Salary expense                                                       0                 67,500
  Changes in other operating assets and liabilities:
     Accounts payable & accrued expenses                           (938,720)             5,225,795
     Deferred tax asset                                           1,200,000             (1,200,000)
     Prepaid taxes                                                  488,575                (16,833)
     Income taxes payable                                                 0               (156,576)
     Deferred income taxes payable                                        0             (5,346,422)
                                                               ------------           ------------
           NET CASH USED BY OPERATIONS                             (702,096)           (14,622,350)

INVESTING ACTIVITIES:
  Sale of securities                                                      0              6,220,498
  Proceeds from note receivable                                   1,877,115              5,666,666
                                                               ------------           ------------
           NET CASH PROVIDED BY INVESTING ACTIVITIES              1,877,115             11,887,164

FINANCING ACTIVITIES:
  Advances received (paid) shareholders                              (2,076)                     0
                                                               ------------           ------------
           NET CASH USED BY FINANCING ACTIVITIES                     (2,076)                     0
                                                               ------------           ------------
Net increase (decrease) in cash during the year                   1,172,943             (2,735,186)
Cash balance at beginning of the year                                12,576              2,747,762
                                                               ------------           ------------

CASH BALANCE AT JANUARY 31ST                                   $  1,185,519           $     12,576
                                                               ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                              $          0           $          0
  Income taxes paid during the period                          $          0           $    156,576


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity For the Years Ended January 31, 2012 and January 31, 2011

                                  Common       Common      Preferred    Preferred      Paid in      Accumulated
                                  Shares      Par Value      Shares       Value        Capital        Deficit          Total
                                  ------      ---------      ------       -----        -------        -------          -----
Balance at January 31, 2010     18,486,535     $ 1,849     2,372,036   $6,097,355   $32,715,950    $(22,684,245)    $16,130,909

Stock dividend paid                192,431          19                                   40,392         (40,411)              0

Issued shares for services         270,000          27                                   67,473                          67,500

Net loss                                                                                            (13,197,001)    (13,197,001)
                               -----------     -------     ---------   ----------   -----------    ------------     -----------
Balance at January 31, 2011     18,948,966       1,895     2,372,036    6,097,355    32,823,815     (35,921,657)      3,001,408

Net loss                                                                                             (1,453,137)     (1,453,137)
                               -----------     -------     ---------   ----------   -----------    ------------     -----------

Balance at January 31, 2012     18,948,966     $ 1,895     2,372,036   $6,097,355   $32,823,815    ($37,374,794)    $ 1,548,271
                               ===========     =======     =========   ==========   ===========    ============     ===========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Years Ended January 31, 2012 and January 31, 2011


1. ORGANIZATION OF THE COMPANY AND SIGNIFICANT ACCOUNTING PRINCIPLES

Advanced Technologies Group, Ltd. (the Company) was incorporated in the State of Nevada in February 2000. In January 2001, the Company purchased 100% of the issued and outstanding shares of FX3000, Inc., a Delaware corporation, which owned the rights to the FX3000, a spot foreign currency trading software platform. The FX3000 software program was a real time quote and money management platform used by independent spot foreign currency traders.

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

In June 2010, the United States District Court of the Southern District of New York granted an asset freeze to the Securities and Exchange Commission (SEC) freezing most of the Company's assets. The asset freeze was granted based upon allegations by the SEC that the Company had raised approximately $15 million from 2001 to 2002 by improperly selling shares of its common stock. The SEC action sought disgorgement of all Company profits earned from the sale of the FXDD interest.

In October 2010, the Company reached an agreement with the SEC to settle the action in its entirety, which received the final approval of the SEC on December 30, 2010. Under the settlement agreement, the Company consented to a judgment in the total amount of $19,186,536, of which $14,883,400 was paid in January 2011. The balance was payable in nine monthly installments ending in October 2011. The funds collected by this judgment are to be distributed to the investors who participated in the unregistered offerings pursuant to a Plan of Distribution approved by the United States District Court for the Southern District of New York in March 2011.

The Company's current efforts are in the area of on-line property security through its subsidiary, MoveIdiot.com. In July 2009, the Company purchased the intellectual rights to MoveIdiot.com for $57,000 and 25,000 shares of common stock. MoveIdiot.com enables individuals and businesses to keep track of their property on-line. The software program enables users to manage their possessions on-line and print automatically generated labels that are sealable to be used in the event of moving from one location to another. The Company has no revenues from MoveIdiot.com through the date of this report.

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

CASH- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

SUBORDINATED NOTE RECEIVABLE- The subordinated loan receivable from FXDD results from the sale of the Company's interest in the joint venture in 2009. The estimated fair value of the subordinated loan receivable from FXDD is based upon the discounting of the future cash flows from the asset using a risk adjusted lending rate form loans of similar in risk and duration. At January 31, 2012 and January 31, 2011, the fair value of the subordinated loan receivable was $956,218 and $6,611,112, respectively

FIXED ASSETS- Office equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset, which managements estimates to be three years.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 31, 2012 and January 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

RECENT ACCOUNTING PRONOUNCEMENTS:

ASU No. 2011-02; A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring ("TDR"). In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The adoption of ASU No. 2011-02 will not have a material affect on the Company's consolidated financial statements.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its consolidated financial position or consolidated results of operations.

2. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net income (loss) per share gives the effect of outstanding preferred stock which is convertible into common stock (see Note 3). For fiscal years 2012 and 2011, the effects of the convertible preferred stock equivalents were excluded from the calculation of fully diluted loss per share since its inclusion would be anti-dilutive.

The calculation for net income (loss) per share is as follows.

                                                                       31-Jan-12              31-Jan-11
                                                                     ------------           ------------
Net income (loss) before extraordinary item                          $ (1,453,137)          $    643,674
Extraordinary item- S.E.C. settlement                                           0            (13,840,675)
                                                                     ------------           ------------

NET INCOME (LOSS)                                                    $ (1,453,137)          $(13,197,001)
                                                                     ============           ============

Basic & fully diluted shares outstanding (weighted average)            18,948,966             18,920,037
Basic income (loss) per share before extraordinary item              $      (0.08)          $       0.03
Extraordinary item- S.E.C. settlement                                           0                  (0.73)
                                                                     ------------           ------------

BASIC & FULLY DILUTED LOSS PER SHARE                                 $      (0.08)          $      (0.70)
                                                                     ============           ============

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

4. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                                       31-Jan-12              31-Jan-11
                                                                     ------------           ------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  $   (253,137)          $   (556,326)
                                                                     ============           ============
CURRENT TAX EXPENSE:
  Federal                                                            $          0           $          0
  State                                                                         0                      0
                                                                     ------------           ------------

TOTAL                                                                $          0           $          0
                                                                     ============           ============

LESS DEFERRED TAX BENEFIT:
  Tax loss carry-forwards                                            $ (4,757,929)          $ (4,907,245)
  Change in valuation allowance                                         1,200,000                      0
  Less allowance for tax recoverability                                 4,757,929              3,707,245
                                                                     ------------           ------------

PROVISION FOR INCOME TAXES                                           $  1,200,000           $ (1,200,000)
                                                                     ============           ============

DEFERRED TAX ASSET:
  Tax loss carry forwards                                            $  4,757,929           $  4,907,245
  Less valuation allowance                                             (4,757,929)            (3,707,245)
                                                                     ------------           ------------

NET DEFERRED TAX ASSET                                               $          0           $  1,200,000
                                                                     ============           ============

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2031 and 2032 and may not be recoverable upon the purchase of the Company under current IRS statutes.

5. COMMITMENTS AND CONTINGENCIES

In purchasing MoveIdiot.com, as discussed more fully in Note 1, the Company has agreed to issue an additional 50,000 restricted shares of its common stock to the developers of the software of MoveIdiot.com in the event certain revenue targets are met.

6. CONCENTRATION OF CREDIT RISK

The Company is substantially reliant on the efforts of the chief executive officer and the president of the Company. A withdrawal of these efforts would have a material adverse affect on the Company's future plans and operations.

The Company keeps balances in banks that are in excess of insured amounts.

7. SUBSEQUENT EVENTS

The final amounts due from FXDD of $956,218 were received in February and March of 2012. Otherwise, the Company has made a review of material subsequent events from January 31, 2012 through the date of this report and found no material subsequent events reportable during this period.