Form 10-Q
period 2012-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2012-06-11
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                       For the Period ended April 30, 2012

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

As of April 30 2012 the registrant had 18,948,966 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                          3

     Balance sheet as of April 30, 2012 and January 31, 2012                  4

     Statement of income (loss) for three months ended April 30, 2012
     and 2011                                                                 5

     Statement of cash flows for three months ended April 30, 2012
     and 2011                                                                 6

     Statement of changes in shareholders equity for the three months
     ended April 30, 2012                                                     7

     Notes to condensed consolidated financial statements                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Item 4.  Controls and Procedures                                             15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 1A. Risk Factors                                                        17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Mine Safety Disclosures                                             17

Item 5.  Other Information                                                   17

Item 6.  Exhibits                                                            18

Signatures                                                                   19

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2012 and January 31, 2012

                                                                               30-Apr-12              31-Jan-12
                                                                              ------------           ------------
ASSETS

Current assets:
  Cash                                                                        $  1,579,269           $  1,185,519
  Subordinated note receivable                                                           0                956,218
                                                                              ------------           ------------
      Total current assets                                                       1,579,269              2,141,737
Other assets:
  Investment in FX Direct Dealer                                                     5,000                  5,000
  Trademark- net                                                                     5,299                  5,449
  Fixed assets- net                                                                  1,115                  1,258
                                                                              ------------           ------------

      Total assets                                                            $  1,590,683           $  2,153,444
                                                                              ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable & accrued expenses                                              118,760                597,377
                                                                              ------------           ------------
      Total current liabilities                                                    118,760                597,377

Shareholder advance payable                                                          7,796                  7,796
                                                                              ------------           ------------
      Total liabilities                                                            126,556                605,173

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   non-participating, authorized 1,000,000 shares at
   stated value of $3 per share, issued and outstanding 762,081 shares           1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common;
   non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares         4,384,754              4,384,754
  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,948,966 shares at January 31, 2012 and
   18,948,966 at April 30, 2012                                                      1,895                  1,895
  Additional paid in capital                                                    32,823,815             32,823,815
  Accumulated deficit                                                          (37,458,938)           (37,374,794)
                                                                              ------------           ------------
      Total shareholders' equity                                                 1,464,127              1,548,271
                                                                              ------------           ------------

      Total Liabilities & Shareholders' Equity                                $  1,590,683           $  2,153,444
                                                                              ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Quarters Ended April 30, 2012 and April 30, 2011

                                                                    30-Apr-12              30-Apr-11
                                                                   ------------           ------------
General and administrative expenses:
  Salaries and benefits                                            $     37,000           $    170,000
  Consulting                                                             25,001                      0
  General administration                                                 22,153                  7,070
                                                                   ------------           ------------
      Total general & administrative expenses                            84,154                177,070
                                                                   ------------           ------------
Net loss from operations                                                (84,154)              (177,070)

Other revenues and expenses:
  Interest income                                                            10                 55,906
                                                                   ------------           ------------
Net income (loss) before provision for income taxes                     (84,144)              (121,164)

Provision for income taxes                                                    0                      0
                                                                   ------------           ------------

Net income (loss)                                                  $    (84,144)          $   (121,164)
                                                                   ============           ============
Basic & fully diluted net income (loss) per common share:
  Net income (loss) per share before extraordinary item            $      (0.00)          $      (0.01)

Weighted average of common shares outstanding:
  Basic                                                              18,948,966             18,948,966
  Fully diluted                                                      18,948,966             18,948,966


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Quarters Ended April 30, 2012 and April 30, 2011

                                                                30-Apr-12            30-Apr-11
                                                               -----------          -----------
Operating Activities:
  Net income (loss)                                            $  (84,144)          $ (121,164)
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                     150                  147
     Depreciation                                                     143                  142
  Changes in other operating assets and liabilities :
     Accounts payable & accrued expenses                         (478,617)            (358,371)
                                                               ----------           ----------
Net cash used by operations                                      (562,468)            (479,246)

Investing activities:
  Proceeds from note receivable                                   956,218              472,223
                                                               ----------           ----------
Net cash provided by investing activities                         956,218              472,223

Financing Activities:
  Advances received (paid) shareholders                                 0                    0
                                                               ----------           ----------
Net cash used by financing activities                                   0                    0
                                                               ----------           ----------

Net increase (decrease) in cash during the year                   393,750               (7,023)

Cash balance at beginning of the year                           1,185,519               12,576
                                                               ----------           ----------

Cash balance at April 30th                                     $1,579,269           $    5,553
                                                               ==========           ==========
Supplemental disclosures of cash flow information:
  Interest paid during the period                              $        0           $        0
  Income taxes paid during the period                          $        0           $        0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                     From February 1, 2011 to April 30, 2012

                                Common      Common     Preferred     Preferred      Paid in      Accumulated
                                Shares     Par Value     Shares        Value        Capital        Deficit          Total
                                ------     ---------     ------        -----        -------        -------          -----
Balance at January 31, 2011   18,948,966    $ 1,895    2,372,036    $6,097,355    $32,823,815   $(35,921,657)   $ 3,001,408

Net loss                                                                                          (1,453,137)    (1,453,137)
                             -----------    -------   ----------    ----------    -----------   ------------    -----------

Balance at January 31, 2012   18,948,966    $ 1,895    2,372,036    $6,097,355    $32,823,815   $(37,374,794)   $ 1,548,271

Net loss                                                                                             (84,144)       (84,144)
                             -----------    -------   ----------    ----------    -----------   ------------    -----------

Balance at April 30, 2012     18,948,966    $ 1,895    2,372,036    $6,097,355    $32,823,815   $(37,458,938)   $ 1,464,127
                             ===========    =======   ==========    ==========    ===========   ============    ===========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Quarters Ended April 30, 2012 and April 30, 2011


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

The Company's current efforts are in the area of on-line property security through its subsidiary, MoveIdiot.com. In July 2009, the Company purchased the intellectual rights to MoveIdiot.com for $57,000 and 25,000 shares of common stock. The MoveIdiot.com website is designed to enable individuals and businesses to keep track of their property on-line. The software program is designed to enable users to manage their possessions on-line and print automatically generated labels that are sealable to be used in the event of moving from one location to another. The Company has no revenues from MoveIdiot.com through the date of this report.

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

The calculation for net income (loss) per share is as follows.

                                                                      30-Apr-12              30-Apr-11
                                                                     ------------           ------------
Net income (loss)                                                    $    (84,144)          $   (121,164)
                                                                     ============           ============

Basic & fully diluted shares outstanding (weighted average)            18,948,966             18,948,966

Basic income (loss) per share before extraordinary item              $      (0.00)          $      (0.01)

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

4. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                              30-Apr-12              30-Apr-11
                                                             ------------           ------------
Net income (loss) before provision for income taxes          $    (84,144)          $   (121,164)
                                                             ============           ============
Current tax expense:
  Federal                                                    $          0           $          0
  State                                                                 0                      0
                                                             ------------           ------------
      Total                                                             0                      0

Less deferred tax benefit:
  Tax loss carryforwards                                       (4,801,684)            (4,689,303)
  Less allowance for tax recoverability                         4,801,684              4,689,303
                                                             ------------           ------------
Provision for income taxes                                   $          0           $          0
                                                             ============           ============
Deferred tax asset:
  Tax loss carry forwards                                    $  4,801,684           $  4,689,303
  Less valuation allowance                                     (4,801,684)            (4,689,303)
                                                             ------------           ------------
Net deferred tax asset                                       $          0           $          0
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

7. SUBSEQUENT EVENTS

The Company has made a review of material subsequent events from April 30, 2012 through the date of this report and found no material subsequent events reportable during this period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Some of the information contained in this Quarterly Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Unless otherwise required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, those set forth under the heading "Risk Factors" in this Quarterly Report as well as in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

     Effective as of July 20, 2009, the Company entered into an Asset Purchase Agreement with Dan Khasis, LLC ("Seller"), pursuant to which the Company acquired all of the rights to Seller's website "Moveidiot.com" and the related software for a purchase price of $57,000 plus the issuance to Seller of 25,000 restricted shares of Common Stock. MoveIdiot.com is an online website which is designed to help people and businesses expedite their move from one place to another. The Company has no revenues from MoveIdiot.com through the date of this report.

     On June 23, 2010, the Securities and Exchange Commission ("SEC") filed the SEC Action against ATG, and its officers in the United States District Court for the Southern District of New York. The SEC secured provisional relief in the form of an order (the "Asset Freeze Order") freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses. In October 2010, the defendants reached an agreement in principle with the SEC to settle the action in its entirety, which was approved by the Court in January 2011. Under the SEC Settlement, defendants consented to judgment in the total amount of $19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance was paid in nine monthly installments following the entry of judgment. The defendants also agreed to pay $500,000 to satisfy the costs of the administration of the Plan of Distribution under the SEC Settlement.

     The Asset Freeze Order was lifted in November 2011. However, as a result of the Asset Freeze Order, the Company has had limited access to its funds to support the growth of MoveIdiot.com. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     The Company did not generate any revenues in the three months ended April 30, 2012 or the three months ended April 30, 2011 as the Company's Moveidiot.com website commenced operations in January 2010 and has not yet generated any revenues. We believe that the Company will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources was restricted from June 2010 until November, 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com.

     Total general and administrative expenses were $84,154 in the three months ended April 30, 2012 as compared to $177,070 in the three months ended April 30, 2011. The decrease in general and administrative expenses in fiscal 2012 was primarily due to reductions in executive compensation and reductions in professional fees following the completion of the SEC Settlement.

     Other revenues and expenses in the three months ended April 30, 2012 included interest income of $10 related to the Company's cash balances. Other revenues and expenses in the three months ended April 30, 2011 included interest income of $55,906 related to the Company's cash balances and the Subordinated Note. The decrease in interest income in the three months ended April 30, 2012 primarily reflects the decrease in the remaining principal balance of the Subordinated Note.

     As a result of the foregoing, the Company had a net loss of ($84,144) in the three months ended April 30, 2012 as compared to a net loss of ($121,164) in the three months ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2012, the Company had cash on hand of $1,185,519, compared with cash of $12,576 at January 31, 2011.

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

CASH FLOWS

     For the three months ended April 30, 2012 net cash used in operating activities was $564,014 compared to net cash used in operating activities of $479,246 in the three months ended April 30, 2011. The increase in cash used in operating activities in the three months ended April 30, 2012 was primarily due to a reduction in accrued expenses following the termination of the Asset Freeze.

     For the three months ended April 30, 2012 net cash provided by investing activities increased to $956,218 as compared to net cash provided by investing activities of $472,223 in the three months ended April 30, 2011, as a result of an increase in amounts on account of the Subordinated Note following the satisfaction of the SEC settlement.

     For the three months ended April 30, 2012 and April 30, 2011, there were no cash amounts used in or provided by financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At April 30, 2012, the Company had no outstanding borrowings under loan facilities.

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

(c) OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of April 30, 2012, that our disclosure controls and procedures were not effective.

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

ITEM 1A. RISK FACTORS

     An investment in the Company involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

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

101           *     The following materials from the Advanced Technologies
                    Group, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 formatted in Extensible Business
                    Reporting Language (XBRL): (i) the Statements of Operations,
                    (ii) the Balance Sheets, (iii) the Statements of Cash Flows,
                    (iv) Statement of Stockholders' (Deficit) and (v) related notes.
                    #101.INS XBRL Instance Document.
                    #101.SCH XBRL Taxonomy Extension Schema Document.
                    #101.CAL XBRL Taxonomy Extension Calculation Linkbase
                                  Document.
                    #101.LAB XBRL Taxonomy Extension Label Linkbase Document.
                    #101.PRE XBRL Taxonomy Extension Presentation Linkbase
                                  Document.
                    #101.DEF XBRL Taxonomy Extension Definition Linkbase
                                  Document.

----------
* Filed herewith

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: June 7, 2012                   By: /s/ Abel Raskas
                                         ---------------------------------------
                                         Abel Raskas
                                         President


Date: June 7, 2012                   By: /s/ Alex Stelmak
                                         ---------------------------------------
                                         Alex Stelmak
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)