Form 10-Q/A
period 2012-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2012-09-21
CIK 1119046

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

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on August 22, 2012 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

101          **     The following materials from the Advanced Technologies
                    Group, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 formatted in Extensible Business
                    Reporting Language (XBRL): (i) the Statements of Operations,
                    (ii) the Balance Sheets, (iii) the Statements of Cash Flows,
                    (iv) Statement of Stockholders' (Deficit) and (v) related notes.
                    #101.INS XBRL Instance Document.
                    #101.SCH XBRL Taxonomy Extension Schema Document.
                    #101.CAL XBRL Taxonomy Extension Calculation Linkbase
                                  Document.
                    #101.LAB XBRL Taxonomy Extension Label Linkbase Document.
                    #101.PRE XBRL Taxonomy Extension Presentation Linkbase
                                  Document.
                    #101.DEF XBRL Taxonomy Extension Definition Linkbase
                                  Document.

----------
*  Filed previously
** Filed herewith

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: September 20, 2012             By: /s/ Abel Raskas
                                         ---------------------------------------
                                         Abel Raskas
                                         President


Date: September 20, 2012             By: /s/ Alex Stelmak
                                         ---------------------------------------
                                         Alex Stelmak
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)