Form 10-Q
period 2012-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2012-12-06
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                      For the Period ended October 31, 2012

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

                 331 Newman Springs Rd., Bld. 1, 4 Fl. Suite 143
                               Red Bank, NJ 07701
                                  732-784-2801
          (Address and telephone number of principal executive offices)

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

As of October 31, 2012 the registrant had 18,948,966 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:                          3

         Balance sheet as of October 31, 2012 and January 31, 2012             4

         Statement of income (loss) for the three and nine months ended
         October 31, 2012 and 2011                                             5

         Statement of cash flows for nine months ended October 31, 2012
         and 2011                                                              6

         Statement of changes in shareholders equity for the nine months
         ended October 31, 2012                                                7

         Notes to condensed consolidated financial statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Mine Safety Disclosures                                              18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

Signatures                                                                    19

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of October 31, 2012 and January 31, 2012

                                                                               31-Oct-12              31-Jan-12
                                                                             ------------           ------------
ASSETS

CURRENT ASSETS:
  Cash                                                                       $  1,453,109           $  1,185,519
  Subordinated note receivable                                                          0                956,218
                                                                             ------------           ------------
      TOTAL CURRENT ASSETS                                                   $  1,453,109           $  2,141,737

OTHER ASSETS:
  Investment in FX Direct Dealer                                                        0                  5,000
  Trademark- net                                                                    4,994                  5,449
  Fixed assets- net                                                                   822                  1,258
                                                                             ------------           ------------
      TOTAL ASSETS                                                           $  1,458,925           $  2,153,444
                                                                             ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable & accrued expenses                                        $    202,760           $    597,377
                                                                             ------------           ------------
      TOTAL CURRENT LIABILITIES                                                   202,760                597,377

Shareholder advance payable                                                         7,796                  7,796
                                                                             ------------           ------------
      TOTAL LIABILITIES                                                           210,556                605,173

SHAREHOLDERS' EQUITY:
  Series A preferred stock, one share convertible to one share of common; non-participating, authorized 1,000,000 shares at stated
   value of $3 per share, issued and outstanding 762,081 shares                 1,712,601              1,712,601
  Series B preferred stock, one share convertible to one share of common; non-participating, authorized 7,000,000 shares at stated
   value of $3 per share, issued and outstanding 1,609,955 shares               4,384,754              4,384,754
  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,948,966 shares at January 31, 2012
   and 18,948,966 at October 31, 2012                                               1,895                  1,895
  Additional paid in capital                                                   32,823,815             32,823,815
  Accumulated deficit                                                         (37,674,696)           (37,374,794)
                                                                             ------------           ------------
      TOTAL SHAREHOLDERS' EQUITY                                                1,248,369              1,548,271
                                                                             ------------           ------------

      TOTAL LIABILITIES & Shareholders' Equity                               $  1,458,925           $  2,153,444
                                                                             ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
  For the Nine Months and Quarters Ended October 31, 2012 and October 31, 2011

                                                               9 Months          9 Months          3 Months         3 Months
                                                               31-Oct-12         31-Oct-11         31-Oct-12        31-Oct-11
                                                             ------------      ------------      ------------     ------------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and benefits                                      $    162,000      $    510,000      $     54,001     $    170,000
  Consulting                                                       11,325                 0            11,325                0
  General administration                                          126,595            56,500            46,160            7,016
                                                             ------------      ------------      ------------     ------------
TOTAL GENERAL & administrative expenses                           299,920           566,500           111,486          177,016
                                                             ------------      ------------      ------------     ------------
Net loss from operations                                         (299,920)         (566,500)         (111,486)        (177,016)

OTHER REVENUES AND EXPENSES:
  Interest income                                                      18            56,149                 3                1
                                                             ------------      ------------      ------------     ------------
Net income (loss) before provision for income taxes              (299,902)         (510,351)         (111,483)        (177,015)
Provision for income taxes                                              0                 0                 0                0
                                                             ------------      ------------      ------------     ------------

NET INCOME (LOSS)                                            $   (299,902)     $   (510,351)     $   (111,483)    $   (177,015)
                                                             ============      ============      ============     ============

Basic & fully diluted net income (loss) per common share:
  Net income (loss) per share                                $      (0.02)     $      (0.03)     $      (0.01)    $      (0.01)

Weighted average of common shares outstanding:
  Basic                                                        18,948,966        18,948,966        18,948,966       18,948,966
  Fully diluted                                                18,948,966        18,948,966        18,948,966       18,948,966


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
         For the Nine Months Ended October 31, 2012 and October 31, 2011

                                                                       9 Months              9 Months
                                                                       31-Oct-12             31-Oct-11
                                                                      -----------           -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                   $  (299,902)          $  (510,351)
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                             455                   453
     Depreciation                                                             436                   435
  Changes in other operating assets and liabilities:
     Accounts payable & accrued expenses                                 (394,617)              744,928
                                                                      -----------           -----------
NET CASH USED BY OPERATIONS                                              (693,628)              235,465

INVESTING ACTIVITIES:
  Proceeds from note receivable                                           956,218                     0
  Investment in FXDD                                                        5,000                     0
                                                                      -----------           -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                 961,218                     0

FINANCING ACTIVITIES:
  Advances received (paid) shareholders                                         0                     0
                                                                      -----------           -----------
NET CASH USED BY FINANCING ACTIVITIES                                           0                     0
                                                                      -----------           -----------
Net increase (decrease) in cash during the year                           267,590               235,465
Cash balance at beginning of the year                                   1,185,519                12,576
                                                                      -----------           -----------

CASH BALANCE AT OCTOBER 31ST                                          $ 1,453,109           $   248,041
                                                                      ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                     $         0           $         0
  Income taxes paid during the period                                 $         0           $         0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                    From February 1, 2011 to October 31, 2012


                                  Common      Common     Preferred   Preferred      Paid in     Accumulated
                                  Shares     Par Value     Shares      Value        Capital       Deficit          Total
                                  ------     ---------     ------      -----        -------       -------          -----
Balance at January 31, 2011     18,948,966   $   1,895   2,372,036   $6,097,355   $32,823,815   $(35,921,657)   $ 3,001,408

Net loss                                                                                          (1,453,137)    (1,453,137)
                                ----------   ---------   ---------   ----------   -----------   ------------    -----------

Balance at January 31, 2012     18,948,966       1,895   2,372,036    6,097,355    32,823,815    (37,374,794)     1,548,271

Net loss                                                                                            (299,902)      (299,902)
                                ----------   ---------   ---------   ----------   -----------   ------------    -----------

Balance at October 31, 2012     18,948,966   $   1,895   2,372,036   $6,097,355   $32,823,815   $(37,674,696)   $ 1,248,369
                                ==========   =========   =========   ==========   ===========   ============    ===========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
         For the Nine Months Ended October 31, 2012 and October 31, 2011


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

As of October 31, 2012, the holders of an aggregate of 700,916 shares of Series A preferred stock, 1,474,224 shares of Series B preferred stock and 3,944,629 shares of common stock had submitted approved claims under the Plan and the Company is in the process of cancelling such shares.

The Company's current efforts are in the area of on-line property security through its subsidiary, MoveIdiot.com. In July 2009, the Company purchased the intellectual rights to MoveIdiot.com for $57,000 and 25,000 shares of common stock. MoveIdiot.com enables individuals and businesses to keep track of their property on-line. The software program enables users to manage their possessions on-line and print automatically generated labels that are sealable to be used in the event of moving from one location to another. The Company has no revenues from MoveIdiot.com through the date of this report. The Company has no revenues from MoveIdiot.com through the date of this report. On or about August 1, 2012, the Company received a letter from the operator of the MoveIdiot.com website claiming that the Company owed it approximately $85,000 in unpaid service fees. The Company disputes that this amount is due. The MoveIdiot.com website is currently not being operated. The Company is currently evaluating whether or not to proceed with the development of MovieIdiot.com.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of October 31, 2012 and October 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

The calculation for net income (loss) per share is as follows.

                                               31-Oct-12            31-Oct-11
                                             ------------         ------------

Net income (loss)                            $   (299,902)        $   (510,351)
                                             ============         ============
Basic & fully diluted shares
 outstanding (weighted average)                18,948,966           18,948,966

Basic income (loss) per share                $      (0.02)        $      (0.03)

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

4.  INCOME TAXES

Provision for income taxes is comprised of the following:

                                                              31-Oct-12             31-Oct-11
                                                             -----------           -----------
Net income (loss) before provision for income taxes          $  (299,902)          $  (510,351)
                                                             ===========           ===========
Current tax expense:
  Federal                                                    $         0           $         0
  State                                                                0                     0
                                                             -----------           -----------
Total                                                                  0                     0

Less deferred tax benefit:
  Tax loss carryforwards                                      (4,805,094)                    0
  Less allowance for tax recoverability                        4,805,094                     0
                                                             -----------           -----------

Provision for income taxes                                   $         0           $         0
                                                             ===========           ===========
Deferred tax asset:
  Tax loss carry forwards                                    $ 4,805,094           $ 7,486,441
  Less valuation allowance                                    (4,805,094)           (6,286,441)
                                                             -----------           -----------

Net deferred tax asset                                       $         0           $ 1,200,000
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

6. SUBSEQUENT EVENTS

The Company has made a review of material subsequent events from October 31, 2012 through the date of this report and found no material subsequent events reportable during this period.

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

As of October 31, 2012, the holders of an aggregate of 700,916 shares of Series A preferred stock, 1,474,224 shares of Series B preferred stock and 3,944,629 shares of common stock had submitted approved claims under the Plan and the Company is in the process of cancelling such shares.

The Asset Freeze Order was lifted in November 2011. However, as a result of the Asset Freeze Order, the Company had limited access to its funds to support the growth of MoveIdiot.com while the Asset Freeze Order was in effect. On or about August 1, 2012, the Company received a letter from the operator of the MoveIdiot.com website claiming that the Company owed it approximately $85,000 in unpaid service fees. The Company disputes that this amount is due. The MoveIdiot.com website is currently not being operated. The Company is currently evaluating whether or not to proceed with the development of MovieIdiot.com.

RESULTS OF OPERATIONS

The Company did not generate any revenues in the three and nine months ended October 31, 2012 or the three and nine months ended October 31, 2011 as the Company's Moveidiot.com website commenced operations in January 2010 and has not yet generated any revenues. We believe that the Company will need to expend substantial amounts in advertising and web site placement fees to attract users to our website in order to generate revenues, but our access to our cash resources was restricted from June 2010 until November, 2011 by the Asset Freeze Order, which has delayed the commercialization of MoveIdiot.com. On or about August 1, 2012, the Company received a letter from the operator of the MoveIdiot.com website claiming that the Company owed it approximately $85,000 in unpaid service fees. The Company disputes that this amount is due. The MoveIdiot.com website is currently not being operated. The Company is currently evaluating whether or not to proceed with the development of MovieIdiot.com.

Total general and administrative expenses were $111,486 and $299,920 in the three and nine months ended October 31, 2012, respectively, as compared to $177,016 and $566,500 in the three and nine months ended October 31, 2011, respectively. The decrease in general and administrative expenses in fiscal 2012 was primarily due to reductions in executive compensation and reductions in professional fees following the completion of the SEC Settlement.

Other revenues and expenses in the three and nine months ended October 31, 2012 included interest income of $3.00, and $18.00, respectively, related to the Company's cash balances. Other revenues and expenses in the three and nine months ended October 31, 2011 included interest income of $1.00, and $56,149, respectively, related to the Company's cash balances and the Subordinated Note. The decrease in interest income in the three and nine months ended October 31, 2012 primarily reflects the decrease in the remaining principal balance of the Subordinated Note.

As a result of the foregoing, the Company had a net loss of ($111,483) and ($299,902) in the three and nine months ended October 31, 2012, respectively, as compared to a net loss of ($177,015) and ($510,351) in the three and nine months ended October 31, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2012, the Company had cash on hand of $1,453,109, compared with cash of $2,141,737 at January 31, 2012.

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

CASH FLOWS

For the nine months ended October 31, 2012 net cash used in operating activities was ($693,628) compared to net cash provided by operating activities of $235,465 in the nine months ended October 31, 2011. The increase in cash used in operating activities in the nine months ended October 31, 2012 was primarily due to a reduction in accounts payable and accrued expenses following the termination of the Asset Freeze.

For the nine months ended October 31, 2012 net cash provided by investing activities increased to $956,218 as compared to net cash provided by investing activities of $0 in the nine months ended October 31, 2011, as a result of an increase in amounts on account of the Subordinated Note following the satisfaction of the SEC settlement.

For the nine months ended October 31, 2012 and October 31, 2011, there were no cash amounts used in or provided by financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 31, 2012, the Company had no outstanding borrowings under loan facilities.

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

(c) OTHER.

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of October 31, 2012, that our disclosure controls and procedures were not effective.

                            PART II: OTHER INFORMATION

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

As of October 31, 2012, the holders of an aggregate of 700,916 shares of Series A preferred stock, 1,474,224 shares of Series B preferred stock and 3,944,629 shares of common stock had submitted approved claims under the Plan and the Company is in the process of cancelling such shares.

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

101           *     The following materials from the Advanced Technologies
                    Group, Inc. Quarterly Report on Form 10-Q for the quarter
                    ended April 30, 2012 formatted in Extensible Business
                    Reporting Language (XBRL): (i) the Statements of Operations,
                    (ii) the Balance Sheets, (iii) the Statements of Cash Flows,
                    (iv) Statement of Stockholders' (Deficit) and (v) related
                    notes.
                    #101.INS XBRL Instance Document.
                    #101.SCH XBRL Taxonomy Extension Schema Document.
                    #101.CAL XBRL Taxonomy Extension Calculation Linkbase
                                  Document.
                    #101.LAB XBRL Taxonomy Extension Label Linkbase Document.
                    #101.PRE XBRL Taxonomy Extension Presentation Linkbase
                                  Document.
                    #101.DEF XBRL Taxonomy Extension Definition Linkbase
                                  Document.
                    ----------
                    In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed "not filed" for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

----------
*    Filed herewith

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: December 3, 2012                By: /s/ Abel Raskas
                                          --------------------------------------
                                          Abel Raskas
                                          President


Date: December 3, 2012                By: /s/ Alex Stelmak
                                          --------------------------------------
                                          Alex Stelmak
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          (Principal Executive Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)