Form 10-K
period 2013-01-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2013-04-24
CIK 1119046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2013

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's Common Stock, ("Common Stock") held by non-affiliates of the Company was $183,244 as at July 31, 2012.

There were 14,415,735 outstanding shares of Common Stock as of January 31, 2013.

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

Not Applicable

                                    FORM 10-K
                        ADVANCED TECHNOLOGIES GROUP, LTD.

                                TABLE OF CONTENTS

                                     PART I

Forward Looking Statements                                                     3

Item 1.  Business                                                              3
Item 1A. Risk Factors                                                          7
Item 1B. Unresolved Staff Comments                                            10
Item 2.  Properties                                                           10
Item 3.  Legal Proceedings                                                    10

                                     PART II

Item 4.  Mine Safety Disclosures                                              12
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            12
Item 6.  Selected Financial Data                                              13
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           16
Item 8.  Financial Statements and Supplementary Data                          16
         Changes in and Disagreements With Accountants on Accounting and
Item 9.  Financial Disclosure                                                 16
Item 9A. Controls and Procedures                                              17
Item 9B. Other Information                                                    18

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance               18
Item 11. Executive Compensation                                               20
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          22
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         22
Item 14. Principal Accounting Fees and Services                               23

                                    PART IV

Item 15. Exhibits and Financial Statement Schedules                           24

Signatures                                                                    25

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

     In March 2002, the Company transferred its FX3000 software program to FX Direct Dealer, LLC ("FX Direct") a joint venture company that markets the FX3000 software program. The Company received a 25% interest in the joint venture in return for the transfer. The remaining 75% of the joint venture was owned by Tradition, N.A. ("Tradition"), a subsidiary of Compagnie Financiere Tradition, a major Swiss-based financial company. On December 29, 2006, Tradition sold 80% of its 75% membership interest in the joint venture to the Chairman of the Board of Directors of Tradition. Tradition NA retained a 15% membership interest.

     On January 26, 2009, the Company entered into a purchase and sale agreement (the "Purchase Agreement"), by and among the Company, FX Direct as purchaser (the "Purchaser"), MaxQ Investments, LLC ("MaxQ") which was the majority member of the Purchaser and Tradition, the remaining member of the Purchaser, pursuant to which the Company agreed to sell (the "Sale") its approximate 25% membership interest (the "Membership Interest") in FX Direct to FX Direct. The Agreement provided that it was effective as of December 31, 2008, as a result of which the Company was not entitled to receive any allocations of profit, loss or distributions from FX on account of its Membership Interest after such date. On March 17, 2009, the Company completed the Sale of the Membership Interest to FX Direct.

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

     MoveIdiot.com was designed to enable individuals and businesses to keep track of their property on-line. The software program enables users to manage their possessions on-line and print automatically generated labels that are sealable to be used in the event of moving from one location to another. The Company had not received any revenues from MoveIdiot.com through the date of this report. On or about August 1, 2012, the Company received a letter from the operator of the MoveIdiot.com website claiming that the Company owed it approximately $85,000 in unpaid service fees, which claim was subsequently settled for $46,525. At present, the MoveIdiot.com website is not in operation and the Company is evaluating whether or not to continue the development of this website.

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

     As of January 31, 2013, the holders of an aggregate of 711,916 shares of Series A preferred stock, 1,474,459 shares of Series B preferred stock and 4,533,231 shares of common stock had submitted approved claims under the Plan and the Company's transfer agent is in the process of cancelling such shares.

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

     MoveIdiot.com was designed to enable individuals and businesses to keep track of their property on-line. The software program enables users to manage their possessions on-line and print automatically generated labels that are sealable to be used in the event of moving from one location to another. The Company had not received any revenues from the operation of the MoveIdiot.com website through the date of this report. On or about August 1, 2012, the Company received a letter from the operator of the MoveIdiot.com website claiming that the Company owed it approximately $85,000 in unpaid service fees, which claim was subsequently settled for $46,525. At present, the MoveIdiot.com website is not in operation and the Company is evaluating whether or not to continue the development of this website.

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

EMPLOYEES

     As of January 31, 2013, we had two employees. In addition, the Company utilizes the services of consultants to provide technology, marketing and other services to the company on a project or as needed basis.

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

THE COMPANY HAS A LIMITED HISTORY OF OPERATIONS ON WHICH TO JUDGE ITS FUTURE PERFORMANCE.

     Since July 2009, the Company's principal business activity has been the development of the MoveIdiot.com website. However, the Company had not received any revenues from the operation of MoveIdiot.com through the date of this report. At present, the MoveIdiot.com website is not in operation and the Company is evaluating whether or not to continue the development of this website.

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

     As of January 31, 2013, the holders of an aggregate of 711,916 shares of Series A preferred stock, 1,474,459 shares of Series B preferred stock and 4,533,237 shares of common stock had submitted approved claims under the Plan and the Company's transfer agent is in the process of cancelling such shares.

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

ITEM 4. MINE SAFETY DISCLOSURES

     Not Applicable.

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

     The following table sets out the high and low bid information for the Common Stock as reported by the OTC Bulletin Board for each period/quarter indicated in US$:

               Calendar Period        High Bid(1)     Low Bid(1)
               ---------------        -----------     ----------

               2011
               First Quarter            $0.05           $0.04
               Second Quarter            0.04            0.02
               Third Quarter             0.02            0.03
               Fourth Quarter            0.01            0.01

               2012
               First Quarter            $0.03           $0.01
               Second Quarter            0.03            0.01
               Third Quarter             0.03            0.01
               Fourth Quarter            0.01            0.01

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

(b)  As of January 31, 2013, there were 130 holders of record of the Common
     Stock.

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

                                    PART III

ITEM 6. SELECTED FINANCIAL DATA

     Our selected consolidated financial data presented below for each of the fiscal years in the two-year period ended January 31, 2013, and the balance sheet data at January 31, 2013 and 2012 have been derived from consolidated financial statements, which have been audited by Donahue Associates, L.L.C. The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the two-year period ended January 31, 2013, and Notes thereto, which are included elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA:

                                                                31-Jan-13              31-Jan-12
                                                               ------------           ------------
General and administrative expenses:
  Salaries and benefits                                        $    193,000           $    170,000
  Consulting                                                         57,850                 20,000
  General administration                                            202,292                 90,693
                                                               ------------           ------------
      Total general and administrative expenses                           0                280,693
                                                               ------------           ------------
Net loss from operations                                           (453,242)               280,693
                                                               ------------           ------------
Other revenues and expenses:
  Interest income                                                        20                 27,556
Net loss before provision for income taxes                         (453,222)              (253,137)
                                                               ------------           ------------

Provision for income taxes                                                0             (1,200,000)
                                                               ------------           ------------

Net income (loss) before extraordinary item                        (453,222)            (1,453,137)
                                                               ------------           ------------

Net loss                                                       $   (453,222)          $ (1,453,137)
                                                               ============           ============

Basic & fully diluted net income (loss) per common share:
  Net income (loss) per share before extraordinary item        $      (0.03)          $      (0.08)

Weighted average of common shares outstanding:
  Basic                                                          16,663,718             18,948,966
  Fully diluted                                                  16,663,718             18,948,966


BALANCE SHEET DATA

                                                                   2013                   2012
                                                               ------------           ------------
Total assets                                                   $  1,353,029           $  2,153,444
Total liabilities                                              $    257,980           $    605,173
Total Shareholders' equity                                     $  1,095,049           $  1,548,271

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

     The Company had not received any revenues from the operation of the MoveIdiot.com website through the date of this report. On or about August 1, 2012, the Company received a letter from the operator of the MoveIdiot.com website claiming that the Company owed it approximately $85,000 in unpaid service fees, which claim was subsequently settled for $46,525. At present, the MoveIdiot.com website is not in operation and the Company is evaluating whether or not to continue the development of this website.

RESULTS OF OPERATIONS

     For the reasons discussed above under Background, the Company did not generate any revenues in the fiscal year ended January 31, 2013 ("Fiscal 2013") or the fiscal year ended January 31, 2012 ("Fiscal 2012").

     Total general and administrative expenses were $453,242 in Fiscal 2013, as compared to $280,693 in Fiscal 2012. The increase in general and administrative expenses in Fiscal 2013 was primarily due to an increase in professional fees and administrative expenses related to the implementation of the SEC Settlement.

     Other revenues and expenses in Fiscal 2013 included interest income of $20, related to the Company's cash balances. Other revenues and expenses in the Fiscal 2012 included interest income of $27,556 related to the Company's cash balances and the Subordinated Note. The decrease in interest income in the Fiscal 2013 primarily reflects the decrease in the remaining principal balance of the Subordinated Note.

     In Fiscal 2012, the Company recorded a reversal of a deferred tax asset in the amount of $1,200,000 and there was no similar charge recorded in fiscal 2013.

     As a result of the foregoing, the Company had a net loss of ($453,222) in Fiscal 2013, as compared to a net loss of ($1,453,137) in Fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2013, the Company had cash on hand of $1,342,513, compared with cash on hand of $1,185,519 at January 31, 2012.

     On March 17, 2009, the Company completed the Sale of its Membership Interest to FX Direct. The aggregate purchase price of the Membership Interest was approximately $26,000,000, of which $9,000,000 was paid in cash at the closing of the Sale and the remaining $17,000,000 was paid in 36 equal monthly installments of $472,222.22, pursuant to a subordinated promissory note bearing interest at the rate of 10% per annum, that was issued pursuant to a Cash Subordinated Loan Agreement ("Loan Agreement"). The Company also received approximately $250,000 from the Purchaser in full satisfaction of amounts owed to the Company for providing certain services to the Purchaser. In May 2012, FX Direct exercised its right to repurchase the Company's remaining .01% interest in FX Direct for a purchase price of $5,000.

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

CASH FLOWS

     For Fiscal 2013, net cash used in operating activities was $799,224 compared to net cash used in operation activities $702,096 in Fiscal 2012, with the increase relating primarily to an increase in the Company's general and administrative expenses.

     For Fiscal 2013, net cash provided by investing activities decreased to $956,218 as compared to net cash provided by investing activities of $1,877,115 in Fiscal 2012, with the decrease resulting primarily from the reduction in payments under the Subordinated Note as the remaining balance was fully paid in Fiscal 2013.

     For the fiscal years ended January 31, 2013 and 2012, there were no material cash amounts used in or provided by financing activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At January 31, 2013, the Company had no outstanding borrowings under loan facilities.

ITEM 8. FINANCIAL STATEMENTS

     See F Pages

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended January 31, 2013.

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

     Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of January 31, 2013.

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

(d)  OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of January 31, 2013, that our disclosure controls and procedures were not effective.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth as of the date hereof, with respect to each of the Company's directors and executive officers their position and their ages:

   Name               Age                   Position
   ----               ---                   --------
Alex Stelmak          64      Chief Executive Officer, Chairman of the Board and
                              Chief Financial Officer

Stan Mashov           44      Vice President, Chief Technology Officer and
                              Director

Dr. Abel Raskas       72      President, Senior Marketing Director and Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2013 all such filing requirements were complied with in a timely manner by all Directors and executive officers

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer and our one other officer who earned in excess of $100,000 per annum for services rendered to us during the fiscal years ended January 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                    Non-Equity   Nonqualified    All
                                                                    Incentive     Deferred      Other
 Name and                                                             Plan         Compen-      Compen-
 Principal                                      Stock     Option     Compen-       sation       sation
 Position         Year      Salary(1)  Bonus    Awards    Awards     sation       Earnings      (1)(2)     Total
------------      ----      ------     -----    ------    ------     ------       --------      ------     -----

Alex              2013     $ 84,000     --     $    --      --         --            --              --    $ 84,000
Stelmak, CEO      2012     $ 62,500     --     $    --      --         --            --         $82,500    $145,000

Dr. Abel
Raskas,           2013     $ 84,000     --     $    --      --         --            --              --    $ 84,000
President         2012     $ 62,500     --          --      --         --            --         $82,500    $145,000

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

----------
(1) The restricted shares of common stock listed in the table vested on March 5, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 31, 2013 the Common Stock ownership of each person and /or group known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors as a group. Each person has sole voting and investment with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                                    Number of
   Name                           Shares Owned (1)               Percent Owned
   ----                           ----------------               -------------

Alex Stelmak                        4,479,476 (2)                    31.1%

Stan Mashov                           887,778 (2)                     6.2%

Dr. Abel Raskas                     4,479,476 (2)                    31.1%

Officers & Directors
 as a Group (3 Persons)             9,846,730 (2)                    68.4%

----------
(1) Based upon 14,415,735 issued and outstanding shares of Common Stock on January 31, 2013.
(2) Includes 30,000 shares of restricted common stock granted to each of Messrs. Stelmak, Raskas and Mashov on March 5, 2010 that vested on March 5, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 5, 2010, the Board granted 90,000 restricted shares of Common Stock (the "Restricted Stock") to each officer and director (Messrs. Stelmak, Raskas and Mashov). The Restricted Stock vested in three equal annual installments on the first, second and third anniversaries of the grant date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the audit fees we were billed by Donohue Associates, L.L.C. for fiscal 2013 and 2012:

                              2013                2012
                             ------              ------
     Audit fees              $9,000              $9,000

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

ITEM 15. EXHIBITS

(a)  Financial Statements

See "Index to Consolidated Financial Statements" set forth on page 34.

(b)  Exhibits

            Incorp by
Exhibit      Ref. to
Number         Exh.                            Description
------         ----                            -----------
3.1          3.1(1)      Articles of Incorporation of the Registrant, as amended
3.2          3.2(1)      By-laws of the Registrant
10.1         3.3(2)      Amendment to and Plan of Reorganization
10.2         10.1(3)     FX Direct Purchase and Sale Agreement
10.3         (4)         Cash Subordinated Loan Agreement
10.4         99.1(6)     MoveIdiot.com Asset Purchase Agreement
10.5         10.1(7)     Equity Incentive Plan
31.1         *           Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Executive Officer
31.2         *           Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Financial Officer
32.1         *           Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Executive Officer
                         and Chief Financial Officer
101          *           The following materials from the Advanced Technologies
                         Group, Ltd. Annual Report on Form 10-K for the fiscal year ended January 31, 2013 formatted in Extensible
                         Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the
                         Statements of Cash Flows, (iv) Statement of
                         Stockholders' (Deficit) and (v) related notes.
                         #101.INS  XBRL Instance Document.
                         #101.SCH  XBRL Taxonomy Extension Schema Document.
                         #101.CAL  XBRL Taxonomy Extension Calculation Linkbase
                                   Document.
                         #101.LAB  XBRL Taxonomy Extension Label Linkbase
                                   Document.
                         #101.PRE  XBRL Taxonomy Extension Presentation Linkbase
                                   Document.
                         #101.DEF  XBRL Taxonomy Extension Definition Linkbase
                                   Document.
                         In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed "not filed" for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

----------
*    Filed herewith
+    Employee Compensation Agreement
(1)  Registrant's Registration Statement on Form 10-KSB File No. 000-30987.
(2)  Registrant's Current Report on Form 8-K filed on January 22, 2001.
(3)  Registrant's Current Report on Form 8-K filed on January 30, 2009.
(4)  Included as Exhibit C to Exhibit 10.2.
(5)  Intentionally Omitted.
(6)  Registrant's Current Report on Form 8-K filed on July 22, 2009.
(7)  Registrant's Current Report on Form 8-K filed on March 8, 2010.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ADVANCED TECHNOLOGIES GROUP, LTD.


Dated: April 24, 2013      By: /s/ Alex Stelmak
                               -------------------------------------------------
                               Alex Stelmak
                               Chief Executive Officer and Director
                               Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)


Dated: April 24, 2013      By: /s/ Abel Raskas
                               -------------------------------------------------
                               Abel Raskas
                               President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 24, 2013      By: /s/ Alex Stelmak
                               -------------------------------------------------
                               Alex Stelmak
                               Director


Dated: April 24, 2013      By: /s/ Abel Raskas
                               -------------------------------------------------
                               Abel Raskas
                               Director


Dated: April 24, 2013      By: /s/ Stan Mashov
                               -------------------------------------------------
                               Stan Mashov
                               Director

               ADVANCED TECHNOLOGIES GROUP, LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----


Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of January 31, 2013 and January 31,
2012                                                                         F-3

Consolidated Statements of Operations for the years ended January 31,
2013 and January 31, 2012                                                    F-4

Consolidated Statements of Cash Flows for the years ended January 31,
2013 and January 31, 2012                                                    F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
for the years ended January 31, 2013 and January 31, 2012                    F-6

Notes to Consolidated Financial Statements                                   F-7

                             DONAHUE ASSOCIATES, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Advanced Technologies Group, Ltd

We have audited the accompanying consolidated balance sheets of Advanced Technologies Group, Ltd as of January 31, 2013 and 2012, and the related consolidated statements of operations, consolidated stockholders' equity, and consolidated cash flows for each of the two years in the period ended January 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Technologies Group, Ltd as of January 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles.


/s/ Donahue Associates LLC
------------------------------------
Donahue Associates LLC
Monmouth Beach, New Jersey
April 11, 2013

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of January 31, 2013 and January 31, 2012

                                                                                 31-Jan-13              31-Jan-12
                                                                                ------------           ------------
ASSETS

Current assets:
  Cash                                                                          $  1,342,513           $  1,185,519
  Subordinated note receivable                                                             0                956,218
                                                                                ------------           ------------
      Total current assets                                                      $  1,342,513           $  2,141,737
Other assets:
  Investment in FX Direct Dealer                                                       5,000                  5,000
  Trademark- net                                                                       4,841                  5,449
  Fixed assets- net                                                                      675                  1,258
                                                                                ------------           ------------
      Total assets                                                              $  1,353,029           $  2,153,444
                                                                                ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                           $    250,184           $    597,377
                                                                                ------------           ------------
      Total current liabilities                                                      250,184                597,377

Shareholder advance payable                                                            7,796                  7,796
                                                                                ------------           ------------
      Total liabilities                                                              257,980                605,173

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   non-participating, authorized 1,000,000 shares at stated value of $3 per share, issued and outstanding 762,081 shares at January 31, 2012 and
   50,165 at January 31, 2013                                                        111,120              1,712,601
  Series B preferred stock, one share convertible to one share of common;
   non-participating, authorized 7,000,000 shares at
   stated value of $3 per share, issued and outstanding 1,609,955 shares
   at January 31, 2012 and 135,496 at January 31, 2013                               374,865              4,384,754
  Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 18,948,966 shares at January 31, 2012 and
   14,415,729 at January 31, 2013                                                      1,442                  1,895
  Additional paid in capital                                                      38,435,638             32,823,815
  Accumulated deficit                                                            (37,828,016)           (37,374,794)
                                                                                ------------           ------------
      Total shareholders' equity                                                   1,095,049              1,548,271
                                                                                ------------           ------------

      Total Liabilities & Shareholders' Equity                                  $  1,353,029           $  2,153,444
                                                                                ============           ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Years Ended January 31, 2013 and January 31, 2012

                                                               31-Jan-13              31-Jan-12
                                                              ------------           ------------
General and administrative expenses:
  Salaries and benefits                                       $    193,000           $    170,000
  Consulting                                                        57,850                 20,000
  General administration                                           202,392                 90,693
                                                              ------------           ------------
      Total general & administrative expenses                      453,242                280,693
                                                              ------------           ------------
Net loss from operations                                          (453,242)              (280,693)

Other revenues and expenses:
  Interest income                                                       20                 27,556
                                                              ------------           ------------
Net income (loss) before provision for income taxes               (453,222)              (253,137)

Provision for income taxes                                               0             (1,200,000)
                                                              ------------           ------------

Net income (loss)                                             $   (453,222)          $ (1,453,137)
                                                              ============           ============

Basic & fully diluted net income (loss) per common share:
  Net income (loss) per share before extraordinary item       $      (0.03)          $       0.08

Weighted average of common shares outstanding:
  Basic                                                         16,663,718             18,948,966
  Fully diluted                                                 16,663,718             18,948,966


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Years Ended January 31, 2013 and January 31, 2012

                                                                31-Jan-13             31-Jan-12
                                                               -----------           ------------
Operating Activities:
  Net income (loss)                                            $  (453,222)          $ (1,453,137)
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                      608                    605
     Depreciation                                                      583                    581
  Changes in other operating assets and liabilities :
     Deferred tax asset                                                  0              1,200,000
     Prepaid taxes                                                       0                488,575
     Accounts payable & accrued expenses                          (347,193)              (938,720)
                                                               -----------           ------------
Net cash used by operations                                       (799,224)              (702,096)

Investing activities:
  Proceeds from note receivable                                    956,218              1,877,115
                                                               -----------           ------------
Net cash provided by investing activities                          956,218              1,877,115

Financing Activities:
  Advances received (paid) shareholders                                  0                 (2,076)
                                                               -----------           ------------
Net cash used by financing activities                                    0                 (2,076)
                                                               -----------           ------------

Net increase (decrease) in cash during the year                    156,994              1,172,943

Cash balance at beginning of the year                            1,185,519                 12,576
                                                               -----------           ------------

Cash balance at January 31st                                   $ 1,342,513           $  1,185,519
                                                               ===========           ============

Supplemental disclosures of cash flow information:
  Interest paid during the year                                $         0           $          0
  Income taxes paid during the year                            $         0           $          0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity For the Years Ended January 31, 2013 and January 31, 2012

                                Common      Common    Preferred    Preferred      Paid in      Accumulated
                                Shares     Par Value    Shares       Value        Capital        Deficit         Total
                                ------     ---------    ------       -----        -------        -------         -----
Balance at January 31, 2011   18,948,966    $ 1,895    2,372,036   $ 6,097,355   $32,823,815   $(35,921,657)   $ 3,001,408

Net loss                                                                                         (1,453,137)    (1,453,137)
                              ----------    -------   ----------   -----------   -----------   ------------    -----------

Balance at January 31, 2012   18,948,966    $ 1,895    2,372,036   $ 6,097,355   $32,823,815   $(37,374,794)   $ 1,548,271

Shares retired                (4,533,237)      (453)  (2,186,375)   (5,611,370)    5,611,823                             0

Net loss                                                                                           (453,222)      (453,222)
                              ----------    -------   ----------   -----------   -----------   ------------    -----------

Balance at January 31, 2013   14,415,729    $ 1,442      185,661   $   485,985   $38,435,638   $(37,828,016)   $ 1,095,049
                              ==========    =======   ==========   ===========   ===========   ============    ===========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Years Ended January 31, 2013 and January 31, 2012


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

In October 2010, the Company reached an agreement with the SEC to settle the action in its entirety, which received the final approval of the SEC on December 30, 2010. Under the settlement agreement, the Company consented to a judgment in the total amount of $19,186,536, of which $14,883,400 was paid in January 2011. The balance was payable in nine monthly installments ending in October 2011. The funds collected by this judgment were to be distributed to the investors who participated in the unregistered offerings pursuant to a Plan of Distribution approved by the United States District Court for the Southern District of New York in March 2011. During fiscal year 2013, the funds collected by the judgment were distributed to these shareholders and the Company retired 4,533,237 common shares. In addition, 711,916 preferred A shares and 1,474,459 preferred B shares were retired during fiscal year 2013.

All the common and preferred shareholders that participated in the S.E.C. settlement have been paid in full as of January 31, 2013.

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

MoveIdiot.com was designed to enable individuals and businesses to keep track of their property on-line. The software program enables users to manage their possessions on-line and print automatically generated labels that are sealable to be used in the event of moving from one location to another. The Company had not received any revenues from MoveIdiot.com through the date of this report. On or about August 1, 2012, the Company received a letter from the operator of the MoveIdiot.com website claiming that the Company owed it approximately $85,000 in unpaid service fees, which claim was subsequently settled for $46,525. At present, the MoveIdiot.com website is not in operation and the Company is evaluating whether or not to continue the development of this website.

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

CASH - For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

SUBORDINATED NOTE RECEIVABLE - The subordinated loan receivable from FXDD results from the sale of the Company's interest in the joint venture in 2009. The estimated fair value of the subordinated loan receivable from FXDD is based upon the discounting of the future cash flows from the asset using a risk adjusted lending rate form loans of similar in risk and duration. At January 31, 2013 and January 31, 2012, the fair value of the subordinated loan receivable was $-0- and $956,218, respectively. The Company was paid in full in fiscal year 2013.

FIXED ASSETS - Office equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset, which managements estimates to be three years.

LONG LIVED ASSETS - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

INCOME TAXES - The Company accounts for income taxes in accordance with generally accepted accounting principles which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of January 31, 2013 and January 31, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2012 are subject to IRS audit.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE MEASUREMENTS under generally accepted accounting principles clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy as follows.

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Cash, subordinated note receivable, and accounts payables and accrued expenses in the balance sheet are estimated to approximate fair market value at January 31, 2013 and January 31, 2012 because of their short term nature.

3. NET LOSS PER SHARE

Basic net income (loss) per share has been computed based on the weighted average of common shares outstanding during the years. Diluted net income (loss) per share gives the effect of outstanding preferred stock which is convertible into common stock (see Note 4). For fiscal years 2013 and 2012, the effects of the convertible preferred stock equivalents were excluded from the calculation of fully diluted loss per share since its inclusion would be anti-dilutive.

The calculation for net income (loss) per share is as follows.

                                               31-Jan-13            31-Jan-12
                                              ------------         ------------

Net income (loss)                             $   (453,222)        $ (1,453,137)
                                              ============         ============
Basic & fully diluted shares outstanding
 (weighted average)                             16,663,718           18,948,966

Basic income (loss) per share                 $      (0.03)        $      (0.08)

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

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                              31-Jan-13             31-Jan-12
                                             -----------           -----------
Net income (loss) before provision for
 income taxes                                $  (453,222)          $  (253,137)
                                             ===========           ===========
Current tax expense:
  Federal                                    $         0           $         0
  State                                                0                     0
                                             -----------           -----------
      Total                                            0                     0

Less deferred tax benefit:
  Tax loss carry forwards                     (5,119,260)           (4,757,929)
  Change in valuation allowance                1,200,000
  Less allowance for tax recoverability        5,119,260             4,757,929
                                             -----------           -----------

Provision for income taxes                   $         0           $ 1,200,000
                                             ===========           ===========
Deferred tax asset:
  Tax loss carry forwards                    $ 5,119,260           $ 4,757,929
  Less valuation allowance                    (5,119,260)           (4,757,929)
                                             -----------           -----------
Net deferred tax asset                       $         0           $         0
                                             ===========           ===========

Note: The deferred tax benefits arising from the timing differences expires in fiscal years 2032 and 2033 and may not be recoverable upon the purchase of the Company under current IRS statutes.

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

The Company has balances in banks that are in excess of insured amounts.

8. SUBSEQUENT EVENTS

The Company has made a review of material subsequent events from January 31, 2013 through the date of this report and found no material subsequent events reportable during this period.