Form 10-Q
period 2013-04-30
ADVANCED TECHNOLOGIES GROUP LTD
filed 2013-06-13
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For the Period ended April 30, 2013

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

As of April 30, 2013 the registrant had 14,415,729 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:                          3

         Balance sheet as of April 30, 2013 and January 31, 2013               4

         Statement of income (loss) for the three months ended
         April 30, 2013 And 2012                                               5

         Statement of cash flows for three months ended April 30, 2013
         and 2012                                                              6

         Statement of changes in shareholders equity for the three months
         ended April 30, 2013                                                  7

         Notes to condensed consolidated financial statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Mine Safety Disclosures                                              18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

Signatures                                                                    19

                          PART I - FINANCIAL INFORMATION

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of April 30, 2013 and January 31, 2013

                                                                            30-Apr-13              31-Jan-13
                                                                          ------------           ------------
ASSETS

CURRENT ASSETS:
  Cash                                                                    $  1,300,726           $  1,342,513
                                                                          ------------           ------------
      TOTAL CURRENT ASSETS                                                   1,300,726              1,342,513

OTHER ASSETS:
  Investment in FX Direct Dealer                                                     0                  5,000
  Trademark- net                                                                 4,694                  4,841
  Fixed assets- net                                                                533                    675
                                                                          ------------           ------------

      TOTAL ASSETS                                                        $  1,305,953           $  1,353,029
                                                                          ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable & accrued expenses                                     $    292,184           $    250,184
                                                                          ------------           ------------
      TOTAL CURRENT LIABILITIES                                                292,184                250,184

Shareholder advance payable                                                      7,796                  7,796
                                                                          ------------           ------------
      TOTAL LIABILITIES                                                        299,980                257,980

SHAREHOLDERS' EQUITY:
  Series A preferred stock, one share convertible to one share of common; non-participating, authorized 1,000,000 shares at stated value of $3 per share, issued and outstanding 50,165
   shares at January 31, 2013 and 50,165 at April 30, 2013                     111,120                111,120
  Series B preferred stock, one share convertible to one share of common; non-participating, authorized 7,000,000 shares at stated value of $3 per share, issued and outstanding 135,496
   shares at January 31, 2013 and 135,496 at April 30, 2013                    374,865                374,865
  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 14,415,729 shares at January 31, 2013
   and 14,415,729 at April 30, 2013                                              1,442                  1,442
  Additional paid in capital                                                38,435,638             38,435,638
  Accumulated deficit                                                      (37,917,092)           (37,828,016)
                                                                          ------------           ------------
      TOTAL SHAREHOLDERS' EQUITY                                             1,005,973              1,095,049
                                                                          ------------           ------------

      TOTAL LIABILITIES & Shareholders' Equity                            $  1,305,953           $  1,353,029
                                                                          ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
            For the Quarters Ended April 30, 2013 and April 30, 2012

                                                                     30-Apr-13              30-Apr-12
                                                                   ------------           ------------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and benefits                                            $     52,000           $     37,000
  Consulting                                                                  0                 25,001
  General administration                                                 37,076                 22,153
                                                                   ------------           ------------
TOTAL GENERAL & administrative expenses                                  89,076                 84,154
                                                                   ------------           ------------
Net loss from operations                                                (89,076)               (84,154)

OTHER REVENUES AND EXPENSES:
  Interest income                                                             0                     10
                                                                   ------------           ------------
Net income (loss) before provision for income taxes                     (89,076)               (84,144)
Provision for income taxes                                                    0                      0
                                                                   ------------           ------------

NET INCOME (LOSS)                                                  $    (89,076)          $    (84,144)
                                                                   ============           ============
BASIC & fully diluted net income (loss) per common share:
  Net income (loss) per share before extraordinary item            $      (0.01)          $       0.00

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING:
  Basic                                                              14,415,729             18,948,966
  Fully diluted                                                      14,415,729             18,948,966


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Quarters Ended April 30, 2013 and April 30, 2012

                                                                            30-Apr-13              30-Apr-12
                                                                          ------------           ------------
OPERATING ACTIVITIES:
  Net income (loss)                                                       $    (89,076)          $    (84,144)
  Adjustments to reconcile net income (loss) items not requiring the use of cash:
     Amortization                                                                  147                    150
     Depreciation                                                                  142                    143
  Changes in other operating assets and liabilities :
     Accounts payable & accrued expenses                                        42,000               (478,617)
                                                                          ------------           ------------
           NET CASH USED BY OPERATIONS                                         (46,787)              (562,468)

INVESTING ACTIVITIES:
  Investment in FX Direct Dealer                                                 5,000                      0
  Proceeds from note receivable                                                      0                956,218
                                                                          ------------           ------------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                             5,000                956,218

FINANCING ACTIVITIES:
  Advances received (paid) shareholders                                              0                      0
                                                                          ------------           ------------
           NET CASH USED BY FINANCING ACTIVITIES                                     0                      0
                                                                          ------------           ------------
Net increase (decrease) in cash during the year                                (41,787)               393,750
Cash balance at beginning of the year                                        1,342,513              1,185,519
                                                                          ------------           ------------

CASH BALANCE AT APRIL 30TH                                                $  1,300,726           $  1,579,269
                                                                          ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                         $          0           $          0
  Income taxes paid during the period                                     $          0           $          0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                     From January 31, 2012 to April 30, 2013


                                Common      Common    Preferred    Preferred      Paid in      Accumulated
                                Shares     Par Value    Shares       Value        Capital        Deficit         Total
                                ------     ---------    ------       -----        -------        -------         -----
Balance at January 31, 2012   18,948,966    $ 1,895    2,372,036   $ 6,097,355   $32,823,815   $(37,374,794)   $ 1,548,271

Shares retired                (4,533,237)      (453)  (2,186,375)   (5,611,370)    5,611,823                             0

Net loss                                                                                           (453,222)      (453,222)
                              ----------    -------   ----------   -----------   -----------   ------------    -----------
Balance at January 31, 2013   14,415,729      1,442      185,661       485,985    38,435,638    (37,828,016)     1,095,049
                              ----------    -------   ----------   -----------   -----------   ------------    -----------

Net loss                                                                                            (89,076)       (89,076)
                              ----------    -------   ----------   -----------   -----------   ------------    -----------

Balance at April 30, 2013     14,415,729    $ 1,442      185,661   $   485,985   $ 38,435,638  $(37,917,092)   $ 1,005,973
                              ==========    =======   ==========   ===========   ===========   ============    ===========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Quarters Ended April 30, 2013 and April 30, 2012


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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 30, 2013 and April 30, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2012 are subject to IRS audit.

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

Cash and accounts payables and accrued expenses in the balance sheet are estimated to approximate fair market value at April 30, 2013 and April 30, 2012 because of their short term nature.

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

The calculation for net income (loss) per share is as follows.

                                                  30-Apr-13         30-Apr-12
                                                ------------      ------------
Net income (loss)                               $    (89,076)     $    (84,144)
                                                ============      ============
Basic & fully diluted shares outstanding
 (weighted average)                               14,415,729        18,948,966
Basic income (loss) per share                   $      (0.01)     $      (0.00)

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

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   30-Apr-13         30-Apr-12
                                                  -----------       -----------
NET INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                     $   (89,076)      $   (84,144)
                                                  ===========       ===========
CURRENT TAX EXPENSE:
  Federal                                         $         0       $         0
  State                                                     0                 0
                                                  -----------       -----------

Total                                             $         0       $         0
                                                  ===========       ===========
LESS DEFERRED TAX BENEFIT:
  Tax loss carryforwards                           (5,165,580)       (4,801,684)
  Less allowance for tax recoverability             5,165,580         4,801,684
                                                  -----------       -----------

PROVISION FOR INCOME TAXES                        $         0       $         0
                                                  ===========       ===========
DEFERRED TAX ASSET:
  Tax loss carry forwards                         $ 5,165,580       $ 4,801,684
  Less valuation allowance                         (5,165,580)       (4,801,684)
                                                  -----------       -----------

NET DEFERRED TAX ASSET                            $         0       $         0
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

7. SUBSEQUENT EVENTS

The Company has made a review of material subsequent events from April 30, 2013 through the date of this report and found no material subsequent events reportable during this period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Some of the information contained in this Quarterly Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words "estimate", "plan", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause the Company's actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to the Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond the Company's control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Unless otherwise required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, those set forth under the heading "Risk Factors" in this Quarterly Report as well as in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

RESULTS OF OPERATIONS

     For the reasons discussed above under Background, the Company did not generate any revenues for the three months ended April 30, 2013 or for the three months ended April 30, 2012.

     Total general and administrative expenses for the three months ended April 30, 2013 were $89,076, as compared to $84,154 for the three months ended April 30, 2012.

     As a result of the foregoing, the Company had a net loss of ($89,076) for the three months ended April 30, 2013, as compared to a net loss of ($84,144) for the three months ended April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2013, the Company had cash on hand of $1,300,726 compared with cash on hand of $1,342,513 at January 31, 2013.

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

CASH FLOWS

     For the three months ended April 30, 2013, net cash used in operating activities was $46,787 compared to net cash used in operating activities of $562,468 in the three months ended April 30, 2012, with the decrease relating primarily to an increase in the Company's accounts payable and accrued expenses.

     For three months ended April 30, 2013, net cash provided by investing activities decreased to $5,000 as compared to net cash provided by investing activities of $956,218 in the three months ended April 30, 2012, with the decrease resulting primarily from the absence of payments under the Subordinated Note as the remaining balance was fully paid in the three months ended April 30, 2012.

     For the three months ended April 30, 2013 and 2012, there were no amounts used in or provided by financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At April 30, 2013, the Company had no outstanding borrowings under loan facilities.

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

(c)  Other.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of April 30, 2013, that our disclosure controls and procedures were not effective.

                           PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

     An investment in the Company involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

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


Date: June 13, 2013                     By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President


Date: June 13, 2013                     By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer and
                                            Chief Financial Officer (Principal
                                            Executive Officer, Principal
                                            Financial Officer and
                                            Principal Accounting Officer)