Form 10-Q
period 2013-07-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2013-08-30
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For the Period ended July 31, 2013

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

As of July 31, 2013 the registrant had 14,415,729 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                           3

          Balance sheet as of July 31, 2013 and January 31, 2013               4

          Statement of income (loss) for the three and six months
          ended July 31, 2013 and 2012                                         5

          Statement of cash flows for six months ended July 31, 2013
          and 2012                                                             6

          Statement of changes in shareholders equity for the six
          months ended July 31, 2013                                           7

          Notes to condensed consolidated financial statements                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Procedures                                              16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Mine Safety Disclosures                                              18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

Signatures                                                                    19

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited consolidated financial statements have been prepared by Advanced Technologies Group, Ltd. (the "Company" or "ATG") pursuant to the rules and regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the consolidated financial statements include all adjustments (consisting only of adjustments of a normal, recurring nature) necessary to present fairly the financial information set forth herein.

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                    As of July 31, 2013 and January 31, 2013

                                                                                   31-Jul-13              31-Jan-13
                                                                                 ------------           ------------
ASSETS

Current assets:
  Cash                                                                           $  1,235,831           $  1,342,513
                                                                                 ------------           ------------
      Total current assets                                                          1,235,831              1,342,513

Other assets:
  Investment in FX Direct Dealer                                                            0                  5,000
  Trademark- net                                                                        4,541                  4,841
  Fixed assets- net                                                                       387                    675
                                                                                 ------------           ------------

      Total assets                                                               $  1,240,759           $  1,353,029
                                                                                 ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                            $    257,184           $    250,184
                                                                                 ------------           ------------
      Total current liabilities                                                       257,184                250,184

Shareholder advance payable                                                             7,796                  7,796
                                                                                 ------------           ------------
      Total liabilities                                                               264,980                257,980

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   non-participating, authorized 1,000,000 shares at stated value of $3 per share, issued and outstanding 50,165 shares at January 31, 2013 and
   50,165 at July 31, 2013                                                            111,120                111,120
  Series B preferred stock, one share convertible to one share of common;
   non-participating, authorized 7,000,000 shares at stated value of $3 per share, issued and outstanding 135,496 shares at January 31, 2013 and
   135,496 at July 31, 2013                                                           374,865                374,865
  Common stock- $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 14,415,729 shares at January 31, 2013 and
   14,415,729 at July 31, 2013                                                          1,442                  1,442
  Additional paid in capital                                                       38,435,638             38,435,638
  Accumulated deficit                                                             (37,947,286)           (37,828,016)
                                                                                 ------------           ------------
      Total shareholders' equity                                                      975,779              1,095,049
                                                                                 ------------           ------------

      Total Liabilities & Shareholders' Equity                                   $  1,240,759           $  1,353,029
                                                                                 ============           ============


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
    For the Six Months and Three Months Ended July 31, 2013 and July 31, 2012

                                                              6 Months         6 Months         3 Months         3 Months
                                                              31-Jul-13        31-Jul-12        31-Jul-13        31-Jul-12
                                                            ------------     ------------     ------------     ------------
General and administrative expenses:
  Salaries and benefits                                     $     84,000     $    107,999     $     32,000     $     70,999
  Consulting                                                           0                0                0          (25,001)
  General administration                                          35,278           80,435           (1,798)          58,282
                                                            ------------     ------------     ------------     ------------
      Total general & administrative expenses                    119,278          188,434           30,202          104,280
                                                            ------------     ------------     ------------     ------------
Net loss from operations                                        (119,278)        (188,434)         (30,202)        (104,280)

Other revenues and expenses:
  Interest income                                                      8               15                0                5
                                                            ------------     ------------     ------------     ------------
Net income (loss) before provision for income taxes             (119,270)        (188,419)         (30,202)        (104,275)

Provision for income taxes                                             0                0                0                0
                                                            ------------     ------------     ------------     ------------

Net income (loss)                                           $   (119,270)    $   (188,419)    $    (30,202)    $   (104,275)
                                                            ============     ============     ============     ============

Basic & fully diluted net income (loss) per common share:
  Net income (loss) per share before extraordinary item     $      (0.01)    $       0.00     $      (0.00)    $      (0.01)

Weighted average of common shares outstanding:
  Basic                                                       14,415,729       18,948,966       14,415,729       18,948,966
  Fully diluted                                               14,415,729       18,948,966       14,415,729       18,948,966


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2013 and July 31, 2012

                                                                 31-Jul-13              31-Jul-12
                                                               ------------           ------------
Operating Activities:
  Net income (loss)                                            $   (119,270)          $   (188,419)
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                       300                    302
     Depreciation                                                       288                    290
  Changes in other operating assets and liabilities :
     Accounts payable & accrued expenses                              7,000               (431,617)
                                                               ------------           ------------
Net cash used by operations                                        (111,682)              (619,444)

Investing activities:
  Investment in FX Direct Dealer                                      5,000                      0
  Proceeds from note receivable                                           0                956,218
                                                               ------------           ------------
Net cash provided by investing activities                             5,000                956,218

Financing Activities:
  Advances received (paid) shareholders                                   0                      0
                                                               ------------           ------------
Net cash used by financing activities                                     0                      0
                                                               ------------           ------------

Net increase (decrease) in cash during the year                    (106,682)               336,774

Cash balance at beginning of the year                             1,342,513              1,185,519
                                                               ------------           ------------

Cash balance at July 31st                                      $  1,235,831           $  1,522,293
                                                               ============           ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                              $          0           $          0
  Income taxes paid during the period                          $          0           $          0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                     From January 31, 2012 to July 31, 2013

                                Common      Common    Preferred    Preferred      Paid in       Accumulated
                                Shares     Par Value    Shares       Value        Capital         Deficit         Total
                                ------     ---------    ------       -----        -------         -------         -----
Balance at January 31, 2012   18,948,966    $ 1,895    2,372,036   $ 6,097,355   $32,823,815   $(37,374,794)   $ 1,548,271

Shares retired                (4,533,237)      (453)  (2,186,375)   (5,611,370)    5,611,823                             0

Net loss                                                                                           (453,222)      (453,222)
                              ----------    -------   ----------   -----------   -----------   ------------    -----------
Balance at January 31, 2013   14,415,729      1,442      185,661       485,985    38,435,638    (37,828,016)     1,095,049
                              ----------    -------   ----------   -----------   -----------   ------------    -----------

Net loss                                                                                           (119,270)      (119,270)
                              ----------    -------   ----------   -----------   -----------   ------------    -----------

Balance at July 31, 2013      14,415,729    $ 1,442      185,661   $   485,985   $38,435,638   $(37,947,286)   $   975,779
                              ==========    =======   ==========   ===========   ===========   ============    ===========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
            For the Six Months Ended July 31, 2013 and July 31, 2012


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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 31, 2013 and July 31, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2012 are subject to IRS audit.

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

Cash and accounts payables and accrued expenses in the balance sheet are estimated to approximate fair market value at July 31, 2013 and July 31, 2012 because of their short term nature.

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

The calculation for net income (loss) per share is as follows.

                                               31-Jul-13             31-Jul-12
                                             ------------          ------------

Net income (loss)                            $   (119,270)         $   (188,419)
                                             ============          ============
Basic & fully diluted shares outstanding
 (weighted average)                            14,415,729            18,948,966
Basic income (loss) per share                $      (0.01)         $      (0.01)

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

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                               31-Jul-13             31-Jul-12
                                             ------------          ------------
Net income (loss) before provision for
 income taxes                                $   (119,270)         $   (188,419)
                                             ============          ============
Current tax expense:
  Federal                                    $          0          $          0
  State                                                 0                     0
                                             ------------          ------------
      Total                                             0                     0

Less deferred tax benefit:
  Tax loss carryforwards                       (5,181,281)           (4,747,123)
  Less allowance for tax recoverability         5,181,281             4,747,123
                                             ------------          ------------

Provision for income taxes                   $          0          $          0
                                             ============          ============

Deferred tax asset:
  Tax loss carry forwards                    $  5,181,281          $  4,747,123
  Less valuation allowance                     (5,181,281)           (4,747,123)
                                             ------------          ------------
Net deferred tax asset                       $          0          $          0
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

7. SUBSEQUENT EVENTS

The Company has made a review of material subsequent events from July 31, 2013 through the date of this report and found no material subsequent events reportable during this period.

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

RESULTS OF OPERATIONS

     For the reasons discussed above under Background, the Company did not generate any revenues for the three and six months ended July 31, 2013 or for the three and six months ended April 30, 2012.

     Total general and administrative expenses for the three and six months ended July 31, 2013 were $30,202 and $119,278, respectively, as compared to $104,280 and $188,434, respectively, for the three and six months ended July 31, 2012.

     As a result of the foregoing, the Company had a net loss of $30,202 and $119,270, respectively for the three and six months ended July 31, 2013, as compared to a net loss of $104,275 and 119,270, respectively, for the three and six months ended July 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2013, the Company had cash on hand of $1,235,831 compared with cash on hand of $1,342,513 at January 31, 2013.

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

CASH FLOWS

     For the six months ended July 31, 2013, net cash used in operating activities was $111,682 compared to net cash used in operating activities of $619,444 in the six months ended July 31, 2012, with the decrease relating primarily to a lower net loss and lower decreases in the Company's accounts payable and accrued expenses.

     For six months ended July 31, 2013, net cash provided by investing activities decreased to $5,000 as compared to net cash provided by investing activities of $956,218 in the three months ended July 31, 2012, with the decrease resulting primarily from the absence of payments under the Subordinated Note as the remaining balance was fully paid in the three months ended July 31, 2012.

     For the three months ended July 31, 2013 and 2012, there were no amounts used in or provided by financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At July 31, 2013, the Company had no outstanding borrowings under loan facilities.

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

(c)  OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of July 31, 2013, that our disclosure controls and procedures were not effective.

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

Not Applicable

ITEM 6. EXHIBITS

(a) Exhibits

            Incorp by
Exhibit      Ref. to
Number        Exh.                            Description
------        ----                            -----------
31.1           *         Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Executive Officer
31.2           *         Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Financial Officer
32.1           *         Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002 by Alex Stelmak, as Chief Executive Officer
                         and Chief Financial Officer
101            *         The following materials from the Advanced Technologies
                         Group, Ltd. Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the
                         Statements of Operations, (ii) the Balance Sheets,
                         (iii) the Statements of Cash Flows, (iv) Statement of
                         Stockholders' (Deficit) and (v) related notes.
                         #101.INS  XBRL Instance Document.
                         #101.SCH  XBRL Taxonomy Extension Schema Document.
                         #101.CAL  XBRL Taxonomy Extension Calculation Linkbase
                                   Document.
                         #101.LAB  XBRL Taxonomy Extension Label Linkbase
                                   Document.
                         #101.PRE  XBRL Taxonomy Extension Presentation Linkbase
                                   Document.
                         #101.DEF  XBRL Taxonomy Extension Definition Linkbase
                                   Document.
                         In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed "not filed" for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

----------
* Filed herewith

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Date: August 30, 2013                   By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President


Date: August 30, 2013                   By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer and
                                            Chief Financial Officer (Principal
                                            Executive Officer, Principal
                                            Financial Officer and
                                            Principal Accounting Officer)