Form 10-Q
period 2013-10-31
ADVANCED TECHNOLOGIES GROUP LTD
filed 2013-12-16
CIK 1119046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                      For the Period ended October 31, 2013

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

As of October 31, 2013 the registrant had 14,415,729 shares of common stock $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                           3

     Balance sheet as of October 31, 2013 and January 31, 2013                 4

     Statement of income (loss) for the three and nine months
     ended October 31, 2013 and 2012                                           5

     Statement of cash flows for nine months ended October 31, 2013
     and 2012                                                                  6

     Statement of changes in shareholders equity for the nine months
     ended October 31, 2013                                                    7

     Notes to condensed consolidated financial statements                      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Item 4.  Controls and Procedures                                              16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 1A. Risk Factors                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Mine Safety Disclosures                                              18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18

Signatures                                                                    19

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

                        Advanced Technologies Group, Ltd.
                           Consolidated Balance Sheets
                   As of October 31, 2013 and January 31, 2013

                                                                                   31-Oct-13              31-Jan-13
                                                                                 ------------           ------------
ASSETS

Current assets:
  Cash                                                                           $  1,615,396           $  1,342,513
                                                                                 ------------           ------------
      Total current assets                                                          1,615,396              1,342,513

Other assets:
  Investment in FX Direct Dealer                                                            0                  5,000
  Trademark- net                                                                        4,388                  4,841
  Fixed assets- net                                                                       240                    675
                                                                                 ------------           ------------

      Total assets                                                               $  1,620,024           $  1,353,029
                                                                                 ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses                                            $    299,184           $    250,184
                                                                                 ------------           ------------
      Total current liabilities                                                       299,184                250,184

Shareholder advance payable                                                             7,796                  7,796
                                                                                 ------------           ------------
      Total liabilities                                                               306,980                257,980

Shareholders' equity:
  Series A preferred stock, one share convertible to one share of common;
   non-participating, authorized 1,000,000 shares at stated value of $3 per share, issued and outstanding 50,165 shares at January 31, 2013 and
   50,165 at October 31, 2013                                                         111,120                111,120
  Series B preferred stock, one share convertible to one share of common;
   non-participating, authorized 7,000,000 shares at stated value of $3 per share, issued and outstanding 135,496 shares at January 31, 2013 and
   135,496 at October 31, 2013                                                        374,865                374,865
  Common stock - $.0001 par value, authorized 100,000,000 shares, issued and outstanding, 14,415,729 shares at January 31, 2013 and
   14,415,729 at October 31, 2013                                                       1,442                  1,442
  Additional paid in capital                                                       38,435,638             38,435,638
  Accumulated deficit                                                             (37,610,021)           (37,828,016)
                                                                                 ------------           ------------
      Total shareholders' equity                                                    1,313,044              1,095,049
                                                                                 ------------           ------------

      Total Liabilities & Shareholders' Equity                                   $  1,620,024           $  1,353,029
                                                                                 ============           ============

                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Operations
For the Nine Months and Three Months Ended October 31, 2013 and October 31, 2012

                                                         9 Months          9 Months          3 Months          3 Months
                                                         31-Oct-13         31-Oct-12         31-Oct-13         31-Oct-12
                                                       ------------      ------------      ------------      ------------
General and administrative expenses:
  Salaries and benefits                                $    140,000      $    162,000      $     56,000      $     54,001
  Consulting                                                      0            11,325                 0            11,325
  General administration                                     78,695           126,595            43,417            46,160
                                                       ------------      ------------      ------------      ------------
      Total general & administrative expenses               218,695           299,920            99,417           111,486
                                                       ------------      ------------      ------------      ------------
Net loss from operations                                   (218,695)         (299,920)          (99,417)         (111,486)

Other revenues and expenses:
  S.E.C. rebate from prior settlement                       436,685                 0           436,685                 0
  Interest income                                                 5                18                (3)                3
                                                       ------------      ------------      ------------      ------------
Net income (loss) before provision for income taxes         217,995          (299,902)          337,265          (111,483)

Provision for income taxes                                        0                 0                 0                 0
                                                       ------------      ------------      ------------      ------------

Net income (loss)                                      $    217,995      $   (299,902)     $    337,265      $   (111,483)
                                                       ============      ============      ============      ============
Basic & fully diluted net income (loss) per
common share:
  Net income (loss) per share                          $       0.02      $       0.00      $       0.02      $      (0.01)

Weighted average of common shares outstanding:
  Basic                                                  14,415,729        18,948,966        14,415,729        18,948,966
  Fully diluted                                          14,415,729        18,948,966        14,415,729        18,948,966


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                      Consolidated Statements of Cash Flows
         For the Nine Months Ended October 31, 2013 and October 31, 2012

                                                                 31-Oct-13             31-Oct-12
                                                               ------------          ------------
Operating Activities:
  Net income (loss)                                            $    217,995          $   (299,902)
  Adjustments to reconcile net income (loss) items
   not requiring the use of cash:
     Amortization                                                       453                   455
     Depreciation                                                       435                   436
  Changes in other operating assets and liabilities :
     Accounts payable & accrued expenses                             49,000              (394,617)
                                                               ------------          ------------
Net cash provided by (used by) operations                           267,883              (693,628)

Investing activities:
  Investment in FX Direct Dealer                                      5,000                 5,000
  Proceeds from note receivable                                           0               956,218
                                                               ------------          ------------
Net cash provided by investing activities                             5,000               961,218

Financing Activities:
  Advances received (paid) shareholders                                   0                     0
                                                               ------------          ------------
Net cash used by financing activities                                     0                     0
                                                               ------------          ------------

Net increase (decrease) in cash during the year                     272,883               267,590

Cash balance at beginning of the year                             1,342,513             1,185,519
                                                               ------------          ------------

Cash balance at October 31st                                   $  1,615,396          $  1,453,109
                                                               ============          ============
Supplemental disclosures of cash flow information:
  Interest paid during the period                              $          0          $          0
  Income taxes paid during the period                          $          0          $          0


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                    From January 31, 2012 to October 31, 2013

                                 Common      Common     Preferred    Preferred      Paid in       Accumulated
                                 Shares     Par Value     Shares       Value        Capital         Deficit        Total
                                 ------     ---------     ------       -----        -------         -------        -----
Balance at January 31, 2012    18,948,966    $ 1,895    2,372,036   $ 6,097,355   $32,823,815    $(37,374,794)   $1,548,271

Shares retired                 (4,533,237)      (453)  (2,186,375)   (5,611,370)    5,611,823                             0

Net loss                                                                                             (453,222)     (453,222)
                               ----------    -------   ----------   -----------   -----------    ------------    ----------

Balance at January 31, 2013    14,415,729    $ 1,442      185,661   $   485,985   $38,435,638    $(37,828,016)   $1,095,049

Net loss                                                                                              217,995       217,995
                               ----------    -------   ----------   -----------   -----------    ------------    ----------

Balance at October 31, 2013    14,415,729    $ 1,442      185,661   $   485,985   $38,435,638    $(37,610,021)   $1,313,044
                               ==========    =======   ==========   ===========   ===========    ============    ==========


                   See the notes to the financial statements.

                        Advanced Technologies Group, Ltd.
                 Notes to the Consolidated Financial Statements
         For the Nine Months Ended October 31, 2013 and October 31, 2012


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

All the common and preferred shareholders that participated in the S.E.C settlement have been paid in full as of January 31, 2013.

Effective as of July 20, 2009, the Company entered into an Asset Purchase Agreement with Dan Khasis, LLC ("Seller"), pursuant to which the Company acquired all of the rights to Seller's website "Moveidiot.com" and the related software for a purchase price of $57,000 plus the issuance to Seller of 25,000 restricted shares of Common Stock.

MoveIdiot.com was designed to enable individuals and businesses to keep track of their property on-line. The software program enables users to manage their possessions on-line and print automatically generated labels that are sealable to be used in the event of moving from one location to another. The Company had not received any revenues from MoveIdiot.com through the date of this report. At present, the MoveIdiot.com website is not in operation and the Company is not planning to resume operation of this website.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, INCOME TAXES. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of October 31, 2013 and October 31, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2009 to 2012 are subject to IRS audit.

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

Cash and accounts payables and accrued expenses in the balance sheet are estimated to approximate fair market value at October 31, 2013 and October 31, 2012 because of their short term nature.

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

The calculation for net income (loss) per share is as follows.

                                                   31-Oct-13         31-Oct-12
                                                  -----------       -----------

Net income (loss)                                 $   217,995       $  (299,902)
                                                  ===========       ===========

Basic & fully diluted shares outstanding
 (weighted average)                                14,415,729        18,948,966
Basic income (loss) per share                     $      0.02       $     (0.02)

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

5. INCOME TAXES

Provision for income taxes is comprised of the following:

                                                   31-Oct-13         31-Oct-12
                                                  -----------       -----------
Net income (loss) before provision
 for income taxes                                 $   217,995       $  (299,902)
                                                  ===========       ===========
Current tax expense:
  Federal                                         $         0       $         0
  State                                                     0                 0
                                                  -----------       -----------
      Total                                                 0                 0

Less deferred tax benefit:
  Tax loss carryforwards                           (5,005,903)       (4,805,094)
  Less allowance for tax recoverability             5,005,903         4,805,094
                                                  -----------       -----------

Provision for income taxes                        $         0       $         0
                                                  ===========       ===========
Deferred tax asset:
  Tax loss carry forwards                         $ 5,005,903       $ 4,805,094
  Less valuation allowance                         (5,005,903)       (4,805,094)
                                                  -----------       -----------
Net deferred tax asset                            $         0       $         0
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

7. SUBSEQUENT EVENTS

The Company has made a review of material subsequent events from October 31, 2013 through the date of this report and found no material subsequent events reportable during this period.

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

     On June 23, 2010, the SEC filed the SEC Action against ATG, and its officers in the United States District Court for the Southern District of New York. The SEC secured provisional relief in the form of an order (the "Asset Freeze Order") freezing the defendants' assets and prohibiting destruction, concealment or alteration of records pending final disposition of the action, to which the defendants consented, with certain carve outs for payments of necessary corporate and personal expenses. In October 2010, the defendants reached an agreement in principle with the SEC to settle the action in its entirety, which was approved by the Court in January 2011. Under the SEC Settlement, defendants consented to judgment in the total amount of $19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance was paid in nine monthly installments following the entry of judgment. The defendants also paid $500,000 to satisfy the costs of the administration of the Plan of Distribution under the SEC Settlement, of which $436,685 was refunded to the Company following the completion of the Settlement. The Asset Freeze Order was lifted in November 2011.

     The Company had not received any revenues from the operation of the MoveIdiot.com website through the date of this report. At present, the MoveIdiot.com website is not in operation and the Company is not planning to resume operation of this website.

RESULTS OF OPERATIONS

     For the reasons discussed above under Background, the Company did not generate any revenues for the three and nine months ended October 31, 2013 or for the three and nine months ended October 31, 2012.

     Total general and administrative expenses for the three and nine months ended October 31, 2013 were $99,417 and $218,695, respectively, as compared to $111,486 and $299,920, respectively, for the three and nine months ended October 31, 2012.

     In the three and nine months ended October 31, 2013, the Company received other revenues of $436,685 representing a refund of the unused portion of the $500,000 that the Company had paid to fund the administrative costs of the SEC Settlement.

     As a result of the foregoing, the Company had net income of $337,265 and $217,995, respectively, for the three and nine months ended October 31, 2013, as compared to net losses of $111,483 and 299,902, respectively, for the three and nine months ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2013, the Company had cash on hand of $1,615,396 compared with cash on hand of $1,342,513 at January 31, 2013.

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

     Under the terms of the SEC Settlement, the Company has consented to a judgment against it in the amount of $19,186,536.32 and paid $500,000 to satisfy the costs of administering the Plan of Distribution under the Settlement Agreement, of which $436,685 was refunded to the Company following the completion of the Settlement. As of October 31, 2011, the full amount of the settlement had been delivered to the SEC.

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

CASH FLOWS

     For the nine months ended October 31, 2013, net cash provided by operating activities was $267,883, compared to net cash used in operating activities of $693,628 in the nine months ended October 31, 2012, with the increase relating primarily to the reimbursement of the unused SEC Settlement administrative fee.

     For nine months ended October 31, 2013, net cash provided by investing activities decreased to $5,000 as compared to net cash provided by investing activities of $961,218 in the three months ended October 31, 2012, with the decrease resulting primarily from the absence of payments under the Subordinated Note as the remaining balance was fully paid in the nine months ended October 31, 2012.

     For the nine months ended October 31, 2013 and 2012, there were no amounts used in or provided by financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At October 31, 2013, the Company had no outstanding borrowings under loan facilities.

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

(c)  OTHER.

     We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and, for the reasons described above, our principal executive officer and principal financial officer have concluded, as of October 31, 2013, that our disclosure controls and procedures were not effective.

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

     Under the SEC Settlement, defendants consented to judgment in the total amount of $19,186,536.32, of which approximately $14.8 million was paid within 14 days following entry of the judgment and the balance was paid in nine monthly installments following the entry of judgment. Such funds are to be distributed to investors who participated in the unregistered offerings at issue pursuant to a Plan of Distribution that was submitted to the Court by the SEC in March 2011 and approved by the Court in September 2011. The SEC has agreed that the Plan of Distribution will require the surrender and cancellation of shares of any investor who participates in the SEC Settlement and who continues to own shares in ATG. ATG paid $500,000 to satisfy the costs of the administration of the Plan, of which $436,685 was refunded to the Company following the completion of the Settlement.

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


Date: December 12, 2013                 By: /s/ Abel Raskas
                                            ------------------------------------
                                            Abel Raskas
                                            President


Date: December 12, 2013                 By: /s/ Alex Stelmak
                                            ------------------------------------
                                            Alex Stelmak
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer
                                            and Chief Financial Officer
                                            (Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer)